Form 10-Q
period 1996-03-31
INTERPORE INTERNATIONAL /CA/
filed 1996-05-09
CIK 854093

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                --------------

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

                          Commission File No. 0-22598

                            INTERPORE INTERNATIONAL
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                                95-3043318
    (State or other jurisdiction of                   (I.R.S. employer
     incorporation or organization)                identification number)

181 TECHNOLOGY DRIVE, IRVINE, CALIFORNIA                    92718
(Address of Principal Executive Offices)                  (Zip Code)


      Registrant's telephone number, including area code:  (714) 453-3200 not applicable
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [x]     No  [ ]

         As of May 6, 1996, there were 7,008,925 shares of the registrant's common stock issued and outstanding.

                            Interpore International

                                     Index


PART I.  FINANCIAL INFORMATION                                                                   Page(s)
                                                                                                 --------
Item 1.          Financial Statements

                     Condensed Consolidated Balance Sheets as of
                     March 31, 1996 (unaudited) and December 31, 1995   . . . . . . . . . . .        3

                     Condensed Consolidated Statements of Income (unaudited)
                     for the three month periods ended March 31, 1996 and
                     March 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4

                     Condensed Consolidated Statements of Cash Flows (unaudited)
                     for the three month periods ended March 31, 1996 and
                     March 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5

                     Notes to Condensed Consolidated Financial Statements   . . . . . . . . .        6

Item 2.              Management's Discussion and Analysis of Financial
                     Condition and Results of Operations    . . . . . . . . . . . . . . . . .        8

PART II.         OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . .       10

                            Interpore International
                     Condensed Consolidated Balance Sheets
                       (in thousands, except share data)

                                                                                 MARCH 31,         DECEMBER 31,
                                                                                   1996                1995
                                                                                ----------         ------------
                                                                               (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                  $   11,051           $   3,694
     Short-term investments                                                              -               7,935
     Accounts receivable, less allowance for doubtful accounts of
          $541 and $523 in 1996 and 1995, respectively                               3,480               3,175
     Inventories                                                                     3,848               3,757
     Prepaid expenses                                                                  802                 480
     Deferred income taxes                                                             596                 596
     Other current assets                                                              150                 438
                                                                                ----------           ---------
Total current assets                                                                19,927              20,075

Property, plant and equipment, net                                                     834                 699
Deferred income taxes                                                                  904                 904
Other assets                                                                            27                  27
                                                                                ----------           ---------
Total assets                                                                    $   21,692           $  21,705
                                                                                ==========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                           $      500           $     860
     Accrued compensation and related expenses                                         478                 374
     Accrued sales taxes                                                               379                 374
     Accrued distributor returns                                                       256                 411
     Other accrued liabilities                                                         669                 438
     Current portion of long-term debt                                                 116                 113
                                                                                ----------           ---------
Total current liabilities                                                            2,398               2,570
                                                                                ----------           ---------

Long-term debt                                                                          47                  78

Contingencies

Shareholders' equity:
  Series E preferred stock, voting, no par value:  Authorized, issued and outstanding shares - 237,837 at March 31, 1996 and 240,505 at December 31, 1995; liquidation value of $1,784 at March 31,
    1996 and $1,804 at December 31, 1995                                             1,503               1,520
  Preferred stock:  Authorized shares - 296,358; issued and
    outstanding shares - none                                                            -                   -
  Common stock, no par value: Authorized shares - 20,000,000; issued and outstanding shares - 6,976,325 at March 31, 1996 and 6,958,642 at
    December 31, 1995                                                               35,613              35,581
Accumulated deficit                                                                (17,869)            (18,044)
                                                                                ----------           ---------
Total shareholders' equity                                                          19,247              19,057
                                                                                ----------           ---------
Total liabilities and shareholders' equity                                      $   21,692           $  21,705
                                                                                ==========           =========

See accompanying notes.

                            Interpore International
                  Condensed Consolidated Statements of Income
                     (in thousands, except per share data)
                                  (unaudited)


                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------
                                                                                     1996               1995
                                                                                   -------             -------
Net sales                                                                          $ 4,996             $ 4,248
Cost of goods sold                                                                   1,331               1,099
Royalty expense                                                                         75                 107
                                                                                   -------             -------
Gross profit                                                                         3,590               3,042
                                                                                   -------             -------

Operating expenses:
     Research and development                                                          500                 492
     Selling and marketing                                                           2,387               1,674
     General and administrative                                                        699                 591
                                                                                   -------             -------
Total operating expenses                                                             3,586               2,757
                                                                                   -------             -------
Income from operations                                                                   4                 285
                                                                                   -------             -------

Interest income                                                                        140                 173
Interest expense                                                                        (9)                (15)
Other income                                                                            40                  14
                                                                                   -------             -------
Total interest and other income, net                                                   171                 172
                                                                                   -------             -------
Income before taxes                                                                    175                 457
Provision for income taxes                                                               -                  19
                                                                                   -------             -------
Net income                                                                         $   175             $   438
                                                                                   =======             =======
Net income per share                                                               $   .02             $   .06
                                                                                   =======             =======
Shares used in computing net income per share                                        7,509               7,581
                                                                                   =======             =======

See accompanying notes.

                            Interpore International
                Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (unaudited)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                  -----------------------------
                                                                                    1996                 1995
                                                                                  --------             --------
OPERATING ACTIVITIES
Net income                                                                        $    175             $    438
Adjustments to reconcile net income to net cash
     used in operating activities:
          Depreciation and amortization                                                 89                   80
          Changes in operating assets and liabilities:
               Accounts receivable                                                    (305)                 441
               Inventories                                                             (91)                (224)
               Prepaid expenses                                                       (322)                (541)
               Other assets                                                            288                 (201)
               Accounts payable                                                       (360)                (111)
               Accrued liabilities                                                     185                  (52)
                                                                                  --------             --------
Net cash used in operating activities                                                 (341)                (170)
                                                                                  --------             --------
INVESTING ACTIVITIES
Sales of short-term investments, net                                                 7,935                2,003
Capital expenditures                                                                  (224)                 (97)
                                                                                  --------             --------
Net cash provided by investing activities                                            7,711                1,906
                                                                                  --------             --------
FINANCING ACTIVITIES
Proceeds from exercise of stock options                                                 15                   67
Repayments of notes payable                                                              -                  (79)
Repayment of lease financing                                                           (28)                 (23)
                                                                                  --------             --------
Net cash used in financing activities                                                  (13)                 (35)
                                                                                  --------             --------
Net increase in cash and cash equivalents                                            7,357                1,701
Cash and cash equivalents at beginning of period                                     3,694                6,410
                                                                                  --------             --------
Cash and cash equivalents at end of period                                        $ 11,051             $  8,111
                                                                                  ========             ========


See accompanying notes.

                            Interpore International
              Notes to Condensed Consolidated Financial Statements


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Interpore International (the "Company") without audit, pursuant to the Securities and Exchange Commission regulations. In the opinion of management, the unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position at March 31, 1996 and the consolidated statements of income and cash flows for the three month periods ended March 31, 1996 and 1995.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Interpore Orthopaedics, Inc. and Interpore Dental, Inc., after elimination of all significant intercompany transactions.

The statements of income and cash flows for the 1996 interim periods are not necessarily indicative of results to be expected for the full year.

These consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission.


2.  INVENTORIES

Inventories are stated at the lower of average cost or market and consist of the following (in thousands):

                                         March 31,              December 31,
                                           1996                     1995
                                         ---------              ------------
     Raw materials                       $     782                 $    854
     Work-in-process                           614                      523
     Finished goods                          2,452                    2,380
                                         ---------                 --------
                                         $   3,848                 $  3,757
                                         =========                 ========


3.  SHAREHOLDERS' EQUITY

During the three month period ended March 31, 1996, 2,668 shares of Series E preferred stock were converted into 2,684 shares of the Company's common stock.

4.  CONTINGENCIES

In the ordinary course of its business, the Company is subject to legal proceedings, claims and liabilities, including product liability matters. In the opinion of management, the amount of ultimate liability with respect to any known proceedings or claims will not materially affect the financial position or results of operations of the Company.

5.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

On January 1, 1996, the Company adopted the FASB Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The adoption of SFAS 121 had no impact on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

The following table presents the Company's results of operations as percentages:

                                                                           Three months ended March 31,
                                                               --------------------------------------------------
                                                                1996                 1995           1996 vs. 1995
                                                               ------               ------          -------------
Net sales                                                      100.0%               100.0%               17.6%
Cost of goods sold                                              26.6%                25.9%               21.1%
Royalty expense                                                  1.5%                 2.5%              (29.9%)
                                                               ------               ------              ------
    Gross profit                                                71.9%                71.6%               18.0%
                                                               ------               ------              ------
Operating expense:
  Research and development                                      10.0%                11.6%                1.6%
  Selling and marketing                                         47.8%                39.4%               42.6%
  General and administrative                                    14.0%                13.9%               18.3%
                                                               ------               ------              ------
Total operating expenses                                        71.8%                64.9%               30.1%
                                                               ------               ------              ------
Income from operations                                           0.1%                 6.7%              (98.6%)
                                                               ======               ======              ======


For the quarter ended March 31, 1996, net sales of $5.0 million were $748,000 or 17.6% higher than sales of $4.2 million for the same period of 1995. Sales of Pro Osteon(R) bone graft substitute material, for orthopaedic applications, increased by $991,000 or 54% to $2.8 million compared to $1.8 million for the first quarter of 1995. Sales of the Company's oral/maxillofacial products (titanium dental implant systems and Interpore 200(R) Porous Hydroxyapatite for dental use) declined by $313,000 or 14% from $2.2 million to $1.9 million. Sales of the Company's hydroxyapatite orbital implants, which are entirely dependent on the requirements of a single customer, increased by 38.5% to $252,000 versus $182,000 for the first quarter of 1995.

During 1995, the Company restructured its distribution channels for the sale of Pro Osteon. Distribution agreements with certain domestic distributors that were not achieving satisfactory market penetration were terminated, and direct sales representatives were recruited and hired for the respective territories. Additionally, in the first quarter of 1996, the Company established an international sales management group and hired three experienced managers with the responsibility for building an organization of independent dealers internationally. As of March 31, 1996, the Company had 27 direct sales representatives compared with ten as of March 31, 1995. The growth in Pro Osteon sales for the first quarter of 1996 was primarily caused by the sales growth in direct sales territories, but also reflected a slight growth overall in sales to domestic distributors.

The Company's sales of oral/maxillofacial products have declined since the first quarter of 1995 due to continued strong competition in this slow growth market along with the lack of major new dental product introductions. In late 1995, the Company introduced the Smooth Staple Implant(R) System, and during the first quarter of 1996 introduced the IMZ(R) Bone Tack System. Sales of these products in the first quarter of 1996 helped to partially offset the sales decline in the other dental products and generate slight sales growth sequentially over the fourth quarter of 1995.

The gross margins as percentages of sales for the quarters ended March 31, 1996 and 1995 were approximately the same, at 71.9% and 71.6%, respectively.

Total operating expenses for the quarter ended March 31, 1996 increased by 30.1% or $829,000 as compared to the same quarter of 1995. Research and development expenses remained essentially the same while selling and marketing expenses and general and administrative expenses increased by 42.6% and 18.3%, respectively. Most of the increase in selling and marketing expenses was related to payroll and related costs and travel expenses associated with the direct sales organization for the orthopaedic division and costs of the international sales management group. The general and administrative expense increase reflects an accrual for the Company's annual incentive plan.

No income tax provision was recorded during the first quarter of 1996 due to the anticipated realization and recognition of the Company's net operating loss carryforwards during 1996. The Company's effective tax rate for the first quarter of 1995 was 10%, representing federal alternative minimum tax and state income tax for that period.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996 and December 31, 1995, cash, cash equivalents and short-term investments totaled $11.0 million and $11.6 million, respectively. Total working capital of $17.5 million at March 31, 1996 remained unchanged from December 31, 1995, while the current ratio improved from 7.8 to 8.3 from December 31, 1995 to March 31, 1996.

The $11 million total of cash and cash equivalents remains available to support the Company's continued investment in the development of its business, including the pursuit of FDA approvals for additional indications for the use of Pro Osteon, development or acquisition of new bone graft products or complementary products, and possible acquisitions of businesses. Additionally, the Company has a $3 million revolving line of credit which expires in July 1996 and which had no amount outstanding at March 31, 1996.

The Company believes it currently possesses sufficient resources to meet the cash requirements of its operations for at least the next year.

PART II -        OTHER INFORMATION
ITEM 6.          EXHIBITS AND REPORTS ON FORM 8K

         a.      Exhibits.

                 Reference is made to the Exhibit Index on Page 12 hereof.

         b.      Reports on Form 8-K.

                 No reports on Form 8-K were filed during the fiscal quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: May 7, 1996                        INTERPORE INTERNATIONAL
                                         (Registrant)


                                         By: /s/ David C. Mercer
                                             ------------------------------
                                             David C. Mercer,
                                             President and Chief Executive
                                             Officer



                                         By: /s/ Richard L. Harrison
                                             -----------------------------
                                             Richard L. Harrison
                                             Vice President and
                                             Chief Financial Officer

                                 EXHIBIT INDEX

                                                                                            Sequentially
Exhibit                                                                                       Numbered
Number                                        Description                                       Page
- - ------                                        -----------                                       ----
 3.01            Third Amended and Restated Articles of Incorporation of Registrant,
                 executed on December 9, 1991(1)

 3.02            First Amendment to the Third Amended and Restated Articles of
                 Incorporation of Registrant, executed on April 22, 1992(1)

 3.03            Second Amendment to Third Amended and Restated Articles of Incorporation
                 of Registrant, executed on November 30, 1993(5)

 3.04            Bylaws of Registrant dated October 24, 1983(1)

 3.05            Third Amendment to Third Amended and Restated Articles of Incorporation
                 of Registrant, executed on November 30, 1993(5)

 4.01            Rights Agreement dated August 29, 1995(6)

 4.02            First Amendment to the Rights Agreement, executed on November 1, 1995(9)

 10.01           Revised License Agreement dated March 12, 1984, between Registrant and
                 Research Corporation Technologies, Inc., as amended by a First Amendment dated December 7, 1984, and as further amended by a Fourth Amendment dated July 22, 1988(1)

 10.02           Single Tenant Lease dated July 25, 1991 between Registrant and The Irvine
                 Company(1)

 10.03           Koll Business Center Lease between Registrant and Airport Industrial
                 Park(1)

 10.04           Master Lease Agreement dated March 10, 1993 between Registrant and
                 Comdisco, Inc.(1)

 10.05           Asset Purchase Agreement dated March 1, 1993 regarding sale of assets of
                 Interpore Orthopaedics, Inc. to Applied Epigenetics, Inc.(1)

 10.06           Cancellation and Release Agreement dated March 1, 1993 among Registrant,
                 Interpore Orthopaedics, Inc., Pfizer, Inc. and Howmedica, Inc.(1)

                                                                                            Sequentially
Exhibit                                                                                       Numbered
Number                                        Description                                       Page
- - ------                                        -----------                                       ----
 10.07           Series E Preferred Stock and Common Stock Warrant Purchase Agreement
                 dated December 19, 1991(1)

 10.08           Series E Preferred Stock Purchase Agreement dated October 30, 1992(1)

 10.09           Loan and Security Agreement dated October  24, 1990 among Registrant,
                 Interpore Orthopaedics, Inc. and Silicon Valley Bank(1)

 10.10           Amendment to the Loan Agreement dated July 1, 1995 among Registrant,
                 Interpore Orthopaedics, Inc. and Silicon Valley Bank(7)

 10.11           Amended and Restated Stock Option Plan dated March 19, 1991(2), First
                 Amendment to the Amended and Restated Stock Option Plan, effective
                 October 15, 1991(1); Amendment to the Amended and Restated Stock Option
                 Plan dated September 17, 1994(4)

 10.12           Employee Qualified Stock Purchase Plan(3)

 10.13           1995 Stock Option Plan(3)

 10.14           Stock Option Plan for Non-Employee Directors of Interpore International(8)

 10.15           Form of Indemnification Agreement(1)

 11.01           Computations of Net Income per Share                                               15

 27.01           Financial Data Schedule                                                            16

_________________________________________________________________
(1) Incorporated by reference from the Company's Registration Statement on Form S-1, Registration No. 33-69872.

(2) Incorporated by reference from the Company's Registration Statement on Form S-8, Registration No. 33-77426.

(3) Incorporated by reference from the Company's Proxy Statement for the Company's 1994 Annual Meeting of Shareholders.

(4) Incorporated by reference from the Company's Registration Statement on Form S-8, Registration No. 33-86290.

(5) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(6) Incorporated by reference from the Company's Current Report on Form 8-K dated August 29, 1995.

(7) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995.

(8) Incorporated by reference from the Company's Proxy Statement for the Company's 1995 Annual Meeting of Shareholders.

(9) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995.