Form 10-Q
period 1996-06-30
INTERPORE INTERNATIONAL /CA/
filed 1996-08-12
CIK 854093

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to _________

                          Commission File No. 0-22598

                            INTERPORE INTERNATIONAL
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                              95-3043318
    (State or other jurisdiction of                 (I.R.S. employer
     incorporation or organization)              identification number)

181 TECHNOLOGY DRIVE, IRVINE, CALIFORNIA                 92618
(Address of Principal Executive Offices)               (Zip Code)


      Registrant's telephone number, including area code:  (714) 453-3200 not applicable
  (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [x]     No  [ ]

         As of August 6, 1996, there were 7,086,599 shares of the registrant's common stock issued and outstanding.

                            Interpore International

                                     Index


PART I.  FINANCIAL INFORMATION                                                                    Page(s)
                                                                                                  -------

Item 1.          Financial Statements

                     Condensed Consolidated Balance Sheets as of
                     June 30, 1996 (unaudited) and December 31, 1995    . . . . . . . . . . .        3

                     Condensed Consolidated Statements of Income (unaudited)
                     for the three month and six month periods ended June 30, 1996 and
                     June 30, 1995    . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4

                     Condensed Consolidated Statements of Cash Flows (unaudited)
                     for the six month periods ended June 30, 1996 and
                     June 30, 1995    . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5

                     Notes to Condensed Consolidated Financial Statements   . . . . . . . . .        6

Item 2.              Management's Discussion and Analysis of Financial
                     Condition and Results of Operations    . . . . . . . . . . . . . . . . .        8

PART II.         OTHER INFORMATION

Item 4.          Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . .       10

Item 6.          Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . .       10

                            Interpore International
                     Condensed Consolidated Balance Sheets
                       (in thousands, except share data)

                                                            JUNE 30,     DECEMBER 31,
                                                              1996          1995
                                                          -----------    ------------
                                                          (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                              $  2,857     $   3,694
     Short-term investments                                    7,965         7,935
     Accounts receivable, less allowance for
       doubtful accounts of $525 and $523 in
       1996 and 1995, respectively                             3,608         3,175
     Inventories                                               3,868         3,757
     Prepaid expenses                                            568           480
     Deferred income taxes                                       596           596
     Other current assets                                         90           438
                                                            --------      --------
Total current assets                                          19,552        20,075

Property, plant and equipment, net                               765           699
Deferred income taxes                                            904           904
Other assets                                                      29            27
                                                            --------      --------
Total assets                                                $ 21,250       $21,705
                                                            ========       =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                       $    338     $     860
     Accrued compensation and related expenses                   464           374
     Accrued sales taxes                                         350           374
     Accrued distributor returns                                  20           411
     Other accrued liabilities                                   495           438
     Current portion of long-term debt                           120           113
                                                            --------      --------
Total current liabilities                                      1,787         2,570
                                                            --------      --------
Long-term debt                                                    16            78

Contingencies

Shareholders' equity:
  Series E preferred stock, voting, no par value:
    Authorized, issued and outstanding shares --
    225,487 at June 30, 1996 and 240,505 at
    December 31, 1995; liquidation value of
    $1,691 and June 30, 1996 and $1,804 at
    December 31, 1995                                          1,425         1,520

  Preferred stock: Authorized shares --
    296,358; issued and outstanding shares --
    none                                                          --            --

  Common stock, no par value: Authorized shares --
    20,000,000; issued and outstanding shares --
    7,029,280 at June 30, 1996 and 6,958,642 at
    December 31, 1995                                         35,774        35,581

Accumulated deficit                                          (17,752)      (18,044)
                                                            --------      --------
Total shareholders' equity                                    19,447        19,057
                                                            --------      --------
Total liabilities and shareholders' equity                  $ 21,250      $ 21,705
                                                            ========      ========

See accompanying notes.

                            Interpore International
                  Condensed Consolidated Statements of Income
                     (in thousands, except per share data)
                                  (unaudited)


                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                              JUNE 30,                           JUNE 30,
                                                      ------------------------          ------------------------
                                                        1996             1995             1996             1995
                                                      -------          -------          -------          -------
Net sales                                             $ 4,892          $ 4,301          $ 9,888          $ 8,549
Cost of goods sold                                      1,197              995            2,528            2,094
Royalty expense                                            75               43              150              150
                                                      -------          -------          -------          -------
Gross profit                                            3,620            3,263            7,210            6,305
                                                      -------          -------          -------          -------
Operating expenses:
     Research and development                             550              503            1,050              995
     Selling and marketing                              2,569            1,865            4,956            3,539
     General and administrative                           552              580            1,251            1,171
                                                      -------          -------          -------          -------
Total operating expenses                                3,671            2,948            7,257            5,705
                                                      -------          -------          -------          -------
Income (loss) from operations                             (51)             315              (47)             600
                                                      -------          -------          -------          -------
Interest income                                           134              168              274              341
Interest expense                                          (13)             (13)             (22)             (28)
Other income                                               47               27               87               41
                                                      -------          -------          -------          -------
Total interest and other income, net                      168              182              339              354
                                                      -------          -------          -------          -------
Income before taxes                                       117              497              292              954
Provision for income taxes                                  -               49                -               68
                                                      -------          -------          -------          -------
Net income                                            $   117          $   448          $   292          $   886
                                                      =======          =======          =======          =======
Net income per share                                  $   .02          $   .06          $   .04          $   .12
                                                      =======          =======          =======          =======
Shares used in computing net income
   per share                                            7,632            7,537            7,565            7,563
                                                      =======          =======          =======          =======

See accompanying notes.

                            Interpore International
                Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (unaudited)

                                                                 SIX MONTHS ENDED JUNE 30,
                                                               -----------------------------
                                                                 1996                 1995
                                                               ---------           ---------
OPERATING ACTIVITIES
Net income                                                     $     292           $     886
Adjustments to reconcile net income to net cash
     used in operating activities:
          Depreciation and amortization                              183                 164
          Changes in operating assets and liabilities:
               Accounts receivable                                  (433)                504
               Inventories                                          (111)               (687)
               Prepaid expenses                                      (88)               (434)
               Other assets                                          346                 (46)
               Accounts payable                                     (522)               (393)
               Accrued liabilities                                  (268)               (331)
                                                               ---------           ---------
Net cash used in operating activities                               (601)               (337)
                                                               ---------           ---------
INVESTING ACTIVITIES
Sales (purchases) of short-term investments, net                     (30)              1,982
Capital expenditures                                                (249)               (128)
                                                               ---------           ---------
Net cash provided by (used in) investing activities                 (279)              1,854
                                                               ---------           ---------
FINANCING ACTIVITIES
Repurchase of common stock                                             -                (228)
Proceeds from exercise of stock options                               75                  69
Proceeds from employee stock purchase plan                            23                  21
Repayments of notes payable                                            -                 (79)
Repayment of lease financing                                         (55)                (48)
                                                               ---------           ---------
Net cash provided by (used in) financing activities                   43                (265)
                                                               ---------           ---------
Net increase (decrease) in cash and cash equivalents                (837)              1,252
Cash and cash equivalents at beginning of period                   3,694               6,410
                                                               ---------           ---------
Cash and cash equivalents at end of period                     $   2,857           $   7,662
                                                               =========           =========


See accompanying notes.

                            Interpore International
              Notes to Condensed Consolidated Financial Statements


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Interpore International (the "Company") without audit, pursuant to Securities and Exchange Commission regulations. In the opinion of management, the unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position at June 30, 1996 and the consolidated statements of income for the three month and six month periods ended June 30, 1996 and 1995, and the consolidated statements of cash flows for the six month periods ended June 30, 1996 and 1995.

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


2.  INVENTORIES

Inventories are stated at the lower of average cost or market and consist of the following (in thousands):

                                                  June 30,       December 31,
                                                    1996             1995
                                                 ---------       ------------
       Raw materials                               $  776           $  854
       Work-in-process                                570              523
       Finished goods                               2,522            2,380
                                                   ------           ------
                                                   $3,868           $3,757
                                                   ======           ======


3.  SHAREHOLDERS' EQUITY

During the six month period ended June 30, 1996, 15,018 shares of Series E preferred stock were converted into 15,106 shares of the Company's common stock.

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


5.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

On January 1, 1996, the Company adopted the Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The adoption of SFAS 121 had no impact on the Company's financial condition or results of operations.

In October 1995, Statement of Financial Accounting Standards No. 123 (SFAS
123), Accounting for Stock-Based Compensation was issued and is effective for
1996.   The Company intends to continue to account for employee stock options in accordance with APB Opinion No. 25 and will make the pro forma disclosure required by SFAS 123 in its 1996 annual financial statements. Accordingly, the adoption of the standard will have no effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

The following table presents the Company's results of operations as percentages:

                                               Three months ended June 30,          Six months ended June 30,
                                             -------------------------------     ------------------------------
                                                                    1996 vs.                           1996 vs.
                                              1996        1995        1995        1996        1995       1995
                                             ------      ------      ------      ------      ------     ------
Net sales                                    100.0%      100.0%       13.7%      100.0%      100.0%      15.7%
Cost of goods sold                            24.5%       23.1%       20.3%       25.6%       24.5%      20.1%
Royalty expense                                1.5%        1.0%       74.4%        1.5%        1.8%       0.0%
                                             ------      ------      ------      ------      ------     ------
    Gross profit                              74.0%       75.9%       10.9%       72.9%       73.7%      14.4%
                                             ------      ------      ------      ------      ------     ------
Operating expense:
  Research and development                    11.2%       11.7%        9.3%       10.6%       11.6%       5.5%
  Selling and marketing                       52.5%       43.4%       37.8%       50.1%       41.4%      40.0%
  General and administrative                  11.3%       13.5%       (4.8%)      12.7%       13.7%       6.8%
                                             ------      ------      ------      ------      ------     ------
Total operating expenses                      75.0%       68.6%       24.5%       73.4%       66.7%      27.2%
                                             ------      ------      ------      ------      ------     ------
Income from operations                        (1.0%)       7.3%        n/a        (0.5%)       7.0%       n/a
                                             ======      ======      ======      ======      ======     ======


For the quarter ended June 30, 1996, net sales of $4.9 million were $591,000 or 13.7% higher than sales of $4.3 million for the same period of 1995. Sales of orthopaedic products, primarily Pro Osteon(R) bone graft substitute material for orthopaedic applications, increased by $720,000 or 35.4% to $2.8 million
compared to $2.0 million for the second quarter of 1995.   Sales of the
Company's oral/maxillofacial products (titanium dental implant systems and Interpore 200(R) Porous Hydroxyapatite for dental use) declined by $72,000 or 3.7% from $2.0 million to $1.9 million. Sales of the Company's hydroxyapatite orbital implants, which are entirely dependent on the requirements of a single customer, decreased by 18.5% to $251,000 versus $308,000 for the second quarter of 1995.

For the first six months of 1996, net sales of $9.9 million were $1.3 million or 15.7% higher than sales of $8.5 million for the same period of 1995. Sales of orthopaedic products increased by $1.7 million or 44.3% to $5.6 million compared to $3.9 million for the six month period of 1995. Sales of the Company's oral/maxillofacial products declined by $385,000 or 9.2% from $4.2 million to $3.8 million. Sales of the Company's hydroxyapatite orbital implants increased by 2.7% to $503,000 versus $490,000 for the same period of 1995.

During 1995, the Company restructured its distribution channels for the sale of Pro Osteon. Distribution agreements with certain domestic distributors that were not achieving satisfactory market penetration were terminated, and direct sales representatives were recruited and hired for the respective territories. Additionally, in the first quarter of 1996, the Company established an international sales management group and hired three experienced managers with the responsibility for building an organization of independent dealers internationally. Pro Osteon sales through direct sales representatives for the first six months of 1996 increased by 238% over the same period of 1995, and international sales of Pro Osteon grew by 79%. This growth was partially offset by a 7% decrease in Pro Osteon sales to domestic distributors.

The Company's sales of oral/maxillofacial products have declined since the first quarter of 1995 due to continued strong competition in this slow growth market along with the lack of major new dental product introductions. In late 1995, the Company introduced the Smooth Staple Implant(R) System, and during the first quarter of 1996 introduced the IMZ(R) Bone Tack System. Sales of these products in 1996 helped to partially offset the sales decline in the other dental products.

The gross margins as percentages of sales for the quarters ended June 30, 1996 and 1995 were 74.0% and 75.9%, respectively. For the six month periods ended June 30, 1996 and 1995, the gross margin percentages were 72.9% and 73.7%.

Total operating expenses for the quarter ended June 30, 1996 increased by 24.5% or $723,000 as compared to the same quarter of 1995. Research and development expenses increased 9.3% or $47,000 but continue to reflect approximately 11% of sales. Selling and marketing expenses increased 37.8% or $704,000 mostly related to costs and travel expenses associated with the direct sales organization for the orthopaedic division and costs of the international sales management group. General and administrative expenses decreased 4.8% or $28,000.

For the six months ended June 30, 1996, total operating expenses increased by 27.2% or $1.6 million as compared to the same period of 1995. Research and development expenses increased 5.5% or $55,000, selling and marketing expenses increased 40.0% or $1,417,000, and general and administrative expenses increased 6.8% or $80,000. Most of the increase in selling and marketing expenses was related to the direct and international sales organizations. The general and administrative expense increase reflects an accrual for the Company's annual incentive plan.

No income tax provision was recorded during the first six months of 1996 due to the anticipated realization and recognition of the Company's net operating loss carryforwards during 1996. The Company's effective tax rate for the first six months of 1995 was 10%, representing federal alternative minimum tax and state income tax for that period.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996 and December 31, 1995, cash, cash equivalents and short-term investments totaled $10.8 million and $11.6 million, respectively. Total working capital increased from $17.5 million to $17.8 million and the current ratio improved to 10.9 as of June 30, 1996 versus 7.8 as of December 31, 1995.

The $10.8 million total of cash and cash equivalents and short-term investments remains available to support the Company's continued investment in the development of its business, including the pursuit of FDA approvals for additional indications for the use of Pro Osteon, development or acquisition of new bone graft products or complementary products, possible acquisitions of businesses, and continued development of the direct sales organization in the orthopaedic division. Additionally, in July 1996, the Company's revolving line of credit was extended in the increased amount of $5 million, maturing in July 1997. There was no amount outstanding at June 30, 1996 under the line of credit.

The Company believes it currently possesses sufficient resources to meet the cash requirements of its operations for at least the next year.

PART II -   OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            On May 29, 1996, the Company held its 1996 Annual Meeting of Shareholders to elect the Company's board of directors. The number of shares entitled to vote was 7,247,301, and the number of shares represented in person or by proxy was 5,669,522.

            Each of the current directors was re-elected. Messrs. Eisenecher, Nohra and Smyth each received 5,641,966 affirmative votes with 27,556 votes withheld. Mr. Jones received 5,626,966 affirmative votes with 42,656 votes withheld. Mr. Mercer received 5,641,502 affirmative votes with 28,020 votes withheld.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8K

        a.  Exhibits.

            Reference is made to the Exhibit Index on Page 12 hereof.

        b.  Reports on Form 8-K.

            No reports on Form 8-K were filed during the fiscal quarter ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:    August 9, 1996              INTERPORE INTERNATIONAL
                                     (Registrant)


                                     By:  /s/ David C. Mercer
                                         -------------------------------------
                                         David C. Mercer,
                                         President and Chief Executive Officer



                                     By:  /s/ Richard L. Harrison
                                          ------------------------------------
                                          Richard L. Harrison
                                          Vice President and
                                          Chief Financial Officer

                                 EXHIBIT INDEX

                                                                                            Sequentially
Exhibit                                                                                       Numbered
Number                                        Description                                       Page
- ------                                        -----------                                       ----
 3.01            Third Amended and Restated Articles of Incorporation of Registrant,
                 executed on December 9, 1991  1

 3.02            First Amendment to the Third Amended and Restated Articles of
                 Incorporation of Registrant, executed on April 22, 1992  1

 3.03            Second Amendment to Third Amended and Restated Articles of Incorporation
                 of Registrant, executed on November 30, 1993  5

 3.04            Bylaws of Registrant dated October 24, 1983  1

 3.05            Third Amendment to Third Amended and Restated Articles of Incorporation
                 of Registrant, executed on November 30, 1993  5

 4.01            Rights Agreement dated August 29, 1995  6

 4.02            First Amendment to the Rights Agreement, executed on November 1, 1995  8

 10.01           Revised License Agreement dated March 12, 1984, between Registrant and
                 Research Corporation Technologies, Inc., as amended by a First Amendment dated December 7, 1984, and as further amended by a Fourth Amendment dated July 22, 1988  1

 10.02           Single Tenant Lease dated July 25, 1991 between Registrant and The Irvine
                 Company  1

 10.03           Koll Business Center Lease between Registrant and Airport Industrial
                 Park  1

 10.04           Master Lease Agreement dated March 10, 1993 between Registrant and
                 Comdisco, Inc.  1

 10.05           Asset Purchase Agreement dated March 1, 1993 regarding sale of assets of
                 Interpore Orthopaedics, Inc. to Applied Epigenetics, Inc.  1

 10.06           Cancellation and Release Agreement dated March 1, 1993 among Registrant,
                 Interpore Orthopaedics, Inc., Pfizer, Inc. and Howmedica, Inc.  1

                                                                                         Sequentially
Exhibit                                                                                    Numbered
Number                                  Description                                          Page
- ------                                  -----------                                          ----
 10.07     Series E Preferred Stock and Common Stock Warrant Purchase Agreement
           dated December 19, 1991  1

 10.08     Series E Preferred Stock Purchase Agreement dated October 30, 1992  1

 10.09     Amended Schedule to Loan and Security Agreement dated July 25, 1996 among
           Registrant, Interpore Orthopaedics, Inc. and Silicon Valley Bank

 10.10     Amendment to the Loan Agreement dated July 25, 1996 among Registrant,
           Interpore Orthopaedics, Inc. and Silicon Valley Bank

 10.11     Amended and Restated Stock Option Plan dated March 19, 1991  2, First
           Amendment to the Amended and Restated Stock Option Plan, effective
           October 15, 1991  1; Amendment to the Amended and Restated Stock Option
           Plan dated September 17, 1994  4

 10.12     Employee Qualified Stock Purchase Plan  3

 10.13     1995 Stock Option Plan  3

 10.14     Stock Option Plan for Non-Employee Directors of Interpore International  7

 10.15     Form of Indemnification Agreement  1

 11.01     Computations of Net Income per Share

 27.01     Financial Data Schedule

- -----------------------------

1 Incorporated by reference from the Company's Registration Statement on Form S-1, Registration No. 33-69872.

2 Incorporated by reference from the Company's Registration Statement on Form S-8, Registration No. 33-77426.

3 Incorporated by reference from the Company's Proxy Statement for the Company's 1994 Annual Meeting of Shareholders.

4 Incorporated by reference from the Company's Registration Statement on Form S-8, Registration No. 33-86290.

5 Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

6 Incorporated by reference from the Company's Current Report on Form 8-K dated August 29, 1995.

7 Incorporated by reference from the Company's Proxy Statement for the Company's 1995 Annual Meeting of Shareholders.

8 Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995.