Form 10-Q
period 1996-09-30
INTERPORE INTERNATIONAL /CA/
filed 1996-11-12
CIK 854093

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     --------------------------------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1996

                                       or

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

       Registrant's telephone number, including area code: (714) 453-3200 not applicable
             -------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes  [X]     No  [ ]

      As of November 8, 1996, there were 6,951,157 shares of the registrant's common stock issued and outstanding.

                             Interpore International

                                      Index


PART I. FINANCIAL INFORMATION                                            Page(s)
                                                                         -------
Item 1. Financial Statements

               Condensed Consolidated Balance Sheets as of
               September 30, 1996 (unaudited) and December 31, 1995.......   3

               Condensed Consolidated Statements of Income (unaudited)
               for the three month and nine month periods ended
               September 30, 1996 and September 30, 1995 .................   4

               Condensed Consolidated Statements of Cash Flows (unaudited)
               for the nine month periods ended September 30, 1996 and
               September 30, 1995 ........................................   5

               Notes to Condensed Consolidated Financial Statements.......   6

Item 2. Management's Discussion and Analysis of Results of Operations and
        Financial Condition ..............................................   8

PART II.    OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K .................................  11

                             Interpore International
                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)

                                                      SEPTEMBER 30,    DECEMBER 31,
                                                          1996            1995
                                                      -------------    ------------
                                                       (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                          $  5,636        $  3,694
     Short-term investments                                5,186           7,935
     Accounts receivable, less allowance for
       doubtful accounts of $554 and $523
       in 1996 and 1995, respectively                      3,039           3,175
     Inventories                                           3,804           3,757
     Prepaid expenses                                        436             480
     Deferred income taxes                                   596             596
     Other current assets                                    156             438
                                                        --------        --------
Total current assets                                      18,853          20,075

Property, plant and equipment, net                           699             699
Deferred income taxes                                        904             904
Other assets                                                  27              27
                                                        --------        --------
Total assets                                            $ 20,483        $ 21,705
                                                        ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                   $    407        $    860
     Accrued compensation and related expenses               466             374
     Accrued sales taxes                                     320             374
     Accrued distributor returns                              --             411
     Other accrued liabilities                               519             438
     Current portion of long-term debt                       101             113
                                                        --------        --------
Total current liabilities                                  1,813           2,570
                                                        --------        --------
Long-term debt                                                 6              78

Contingencies

Shareholders' equity:
  Series E preferred stock, voting, no par value:
   authorized, issued and outstanding shares -
   79,259 at September 30, 1996 and 240,505 at
   December 31, 1995; liquidation value  of $594             501           1,520
   at September 30, 1996 and $1,804 at December
   31, 1995
  Preferred stock:  authorized shares - 296,358;
   issued and outstanding shares - none                       --              --
  Common stock, no par value: authorized shares -
   20,000,000; issued and outstanding shares -
   7,013,123 at September 30, 1996 and                    35,788          35,581
   6,958,642 at December 31, 1995
  Accumulated deficit                                    (17,625)        (18,044)
                                                        --------        --------
Total shareholders' equity                                18,664          19,057
                                                        --------        --------
Total liabilities and shareholders' equity              $ 20,483        $ 21,705
                                                        ========        ========

See accompanying notes.

                             Interpore International
                   Condensed Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)


                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                           ----------------------        ------------------------
                                             1996           1995            1996           1995
                                           -------        -------        --------        --------
Net sales                                  $ 4,733        $ 4,392        $ 14,621        $ 12,941
Cost of goods sold                           1,325          1,218           3,853           3,312
Royalty expense                                 56             64             206             214
                                           -------        -------        --------        --------
Gross profit                                 3,352          3,110          10,562           9,415
                                           -------        -------        --------        --------
Operating expenses:
     Research and development                  460            483           1,510           1,478
     Selling and marketing                   2,342          1,760           7,298           5,299
     General and administrative                614            632           1,865           1,803
                                           -------        -------        --------        --------
Total operating expenses                     3,416          2,875          10,673           8,580
                                           -------        -------        --------        --------
Income (loss) from operations                  (64)           235            (111)            835
                                           -------        -------        --------        --------
Interest income                                132            165             406             506
Interest expense                                (3)           (10)            (25)            (38)
Other income                                    62             36             149              77
                                           -------        -------        --------        --------
Total interest and other income, net           191            191             530             545
                                           -------        -------        --------        --------
Income before taxes                            127            426             419           1,380
Provision for income taxes                      --             57              --             125
                                           -------        -------        --------        --------
Net income                                 $   127        $   369        $    419        $  1,255
                                           =======        =======        ========        ========
Net income per share                       $   .02        $   .05        $    .06        $    .17
                                           =======        =======        ========        ========
Shares used in computing net income
   per share                                 7,430          7,497           7,522           7,544
                                           =======        =======        ========        ========

See accompanying notes.

                             Interpore International
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                          ----------------------
                                                            1996           1995
                                                          -------        -------
OPERATING ACTIVITIES
Net income                                                $   419        $ 1,255
Adjustments to reconcile net income to net cash
     used in operating activities:
          Depreciation and amortization                       276            243
          Changes in operating assets and liabilities:
               Accounts receivable                            136            704
               Inventories                                    (47)          (944)
               Prepaid expenses                                44           (188)
               Other assets                                   282           (229)
               Accounts payable                              (453)          (348)
               Accrued liabilities                           (292)          (391)
                                                          -------        -------
Net cash provided by operating activities                     365            102
                                                          -------        -------
INVESTING ACTIVITIES
Sales (purchases) of short-term investments, net            2,749         (1,978)
Capital expenditures                                         (276)          (178)
                                                          -------        -------
Net cash provided by (used in) investing activities         2,473         (2,156)
                                                          -------        -------
FINANCING ACTIVITIES
Repurchase of common stock                                   (910)          (228)
Proceeds from exercise of stock options                        75             74
Proceeds from employee stock purchase plan                     23             21
Repayments of notes payable                                    --            (79)
Repayment of lease financing                                  (84)           (74)
                                                          -------        -------
Net cash used in financing activities                        (896)          (286)
                                                          -------        -------
Net increase (decrease) in cash and cash equivalents        1,942         (2,340)
Cash and cash equivalents at beginning of period            3,694          6,410
                                                          -------        -------
Cash and cash equivalents at end of period                $ 5,636        $ 4,070
                                                          =======        =======

See accompanying notes.

                             Interpore International
              Notes to Condensed Consolidated Financial Statements


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Interpore International (the "Company") without audit, pursuant to Securities and Exchange Commission regulations. In the opinion of management, the unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position at September 30, 1996 and the consolidated statements of income for the three month and nine month periods ended September 30, 1996 and 1995, and the consolidated statements of cash flows for the nine month periods ended September 30, 1996 and 1995.

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


2.  INVENTORIES

Inventories are stated at the lower of average cost or market and consist of the following (in thousands):

                                                 September 30,         December 31,
                                                      1996                 1995
                                                 -------------         ------------
Raw materials                                        $  833               $  854
Work-in-process                                         357                  523
Finished goods                                        2,614                2,380
                                                     ------               ------
                                                     $3,804               $3,757
                                                     ======               ======

3.  SHAREHOLDERS' EQUITY

During the nine month period ended September 30, 1996, 161,246 shares of Series E preferred stock were converted into 162,024 shares of the Company's common stock. During the quarter ended September 30, 1996, the Company repurchased and retired 163,400 shares of the Company's common stock for $911,000.

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


5.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The adoption of SFAS 121 had no impact on the Company's financial condition or results of operations.

In October 1995, Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation was issued and is effective for 1996. The Company intends to continue to account for employee stock options in accordance with APB Opinion No. 25 and will make the pro forma disclosures required by SFAS 123 in its 1996 annual financial statements. Accordingly, the adoption of the standard will have no effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

The following table presents the Company's results of operations as percentages:

                                     Three months ended               Nine months ended
                                        September 30,                   September 30,
                                 ----------------------------   ----------------------------
                                                     1996 vs.                       1996 vs.
                                  1996       1995      1995      1996       1995      1995
                                 -----      -----    --------   -----      -----    --------
Net sales                        100.0%     100.0%      7.8%    100.0%     100.0%     13.0%
Cost of goods sold                28.0%      27.7%      8.8%     26.4%      25.6%     16.3%
Royalty expense                    1.2%       1.5%    (12.5%)     1.4%       1.6%     (3.7%)
                                 -----      -----     -----     -----      -----     -----
    Gross profit                  70.8%      70.8%      7.8%     72.2%      72.8%     12.2%
                                 -----      -----     -----     -----      -----     -----
Operating expense:
  Research and development         9.7%      11.0%     (4.8%)    10.3%      11.4%      2.2%
  Selling and marketing           49.5%      40.0%     33.1%     49.9%      41.0%     37.7%
  General and administrative      13.0%      14.4%     (2.9%)    12.8%      13.9%      3.4%
                                 -----      -----     -----     -----      -----     -----
Total operating expenses          72.2%      65.4%     18.8%     73.0%      66.3%     24.4%
                                 -----      -----     -----     -----      -----     -----
Income (loss) from operations     (1.4%)      5.4%      n/a      (0.8%)      6.5%      n/a
                                 =====      =====     =====     =====      =====     =====

For the quarter ended September 30, 1996, net sales of $4.7 million were $341,000 or 7.8% higher than sales of $4.4 million for the same period of 1995. Sales of orthopaedic products, primarily Pro Osteon(R) bone graft substitute material for orthopaedic applications, increased by $704,000 or 33.9% to $2.8 million compared to $2.1 million for the third quarter of 1995. Sales of the Company's OEM products, which include porous hydroxyapatite material for orbital implants and bone graft substitute material for use in titanium spine cages, increased by 24.5% to $340,000 versus $273,000 for the third quarter of 1995. Sales of the Company's oral/maxillofacial products (titanium dental implant systems and Interpore 200(R) Porous Hydroxyapatite for dental use) declined by $430,000 or 21.0% from $2.0 million to $1.6 million.

For the first nine months of 1996, net sales of $14.6 million were $1.7 million or 13.0% higher than sales of $12.9 million for the same period of 1995. Orthopaedic products sales of $8.4 million increased by $2.4 million or 40.7% compared to $5.9 million for the nine month period of 1995. Sales of the Company's OEM products increased by 10.5% to $843,000 versus $763,000 for the same period of 1995 and sales of the Company's oral/maxillofacial products declined by $815,000 or 13.1% from $6.2 million to $5.4 million.

During 1995, the Company began to restructure its distribution channels for the sale of Pro Osteon. Distribution agreements with certain domestic distributors that were not achieving satisfactory market penetration were terminated, and direct sales representatives were recruited and hired for the respective territories. Additionally, in the first quarter of 1996, the Company established an international sales management group and hired three experienced managers responsible for building an organization of independent dealers internationally. Pro Osteon sales through direct sales representatives for the first nine months of 1996 increased by 179% over the same period of 1995, and international sales of Pro

Osteon increased by 128%. These increases were partially offset by an 11% decrease in Pro Osteon sales to domestic distributors.

Sales of the Company's oral/maxillofacial products have declined since the first quarter of 1995 due to continued strong competition in this slow growth market along with the lack of major new dental product introductions. Although there have been some new product introductions recently, their sales have only partially offset the sales decline in the other dental products. Also in September 1996, the Company signed a letter of intent to sell its dental business to Friatec AG of Mannheim, Germany. Consummation of the transaction is contingent upon certain conditions including satisfactory completion of due diligence, negotiation of a mutually acceptable definitive agreement, and the approval of the boards of directors of the two companies.

For the quarters ended September 30, 1996 and 1995, the gross margins were 70.8% of sales, and for the nine month periods ended September 30, 1996 and 1995, the gross margins were 72.2% and 72.8% of sales, respectively.

Total operating expenses for the quarter ended September 30, 1996 increased by 18.8% or $541,000 as compared to the same quarter of 1995. Research and development expenses for the quarter decreased by 4.8% or $23,000 versus the same quarter of 1995. Selling and marketing expenses increased 33.1% or $582,000 mostly related to costs and travel expenses associated with the direct sales organization for the orthopaedic division and costs of the international sales management group. General and administrative expenses decreased 2.9% or $18,000.

For the nine months ended September 30, 1996, total operating expenses increased by 24.4% or $2.1 million as compared to the same period of 1995. Research and development expenses increased 2.2% or $32,000, selling and marketing expenses increased 37.7% or $2.0 million, and general and administrative expenses increased 3.4% or $62,000. Most of the increase in selling and marketing expenses was related to the direct and international sales organizations. The general and administrative expense increase reflects an accrual for the Company's annual incentive plan.

No income tax provision was recorded during the first nine months of 1996 due to the anticipated realization and recognition of the Company's net operating loss carryforwards during 1996. The Company's effective tax rate for the first nine months of 1995 was 10%, representing federal alternative minimum tax and state income tax for that period.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996 and December 31, 1995, cash, cash equivalents and short-term investments totaled $10.8 million and $11.6 million, respectively. Total working capital decreased from $17.5 million to $17.0 million and the current ratio improved from 7.8 to 10.4 at December 31, 1995 and September 30, 1996, respectively.

The $10.8 million total of cash and cash equivalents and short-term investments remains available to support the Company's continued investment in the development of its business, including the pursuit of FDA approvals for additional indications for the use of Pro Osteon, development or acquisition of new bone graft products or complementary products, possible acquisitions of businesses, continued development of the direct sales organization in the orthopaedic division, and the repurchase of the Company's common stock as approved by its board of directors. Additionally, in July 1996, the

Company's revolving line of credit was extended in the increased amount of $5 million, maturing in July 1997. There was no amount outstanding at September 30, 1996 under the line of credit.

The Company believes it currently possesses sufficient resources to meet the cash requirements of its operations for at least the next year.

PART II -   OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a.    Exhibits.

            Reference is made to the Exhibit Index on Page 12 hereof.

      b.    Reports on Form 8-K.

            No reports on Form 8-K were filed during the fiscal quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  November 8, 1996             INTERPORE INTERNATIONAL
                                    (Registrant)


                                    By:  /s/ David C. Mercer
                                         --------------------------------------
                                         David C. Mercer,
                                         President and Chief Executive Officer



                                    By:  /s/ Richard L. Harrison
                                         ---------------------------------------
                                         Richard L. Harrison
                                         Vice President and
                                         Chief Financial Officer

                                  EXHIBIT INDEX

                                                                    Sequentially
 Exhibit                                                              Numbered
 Number                           Description                           Page
 -------                          -----------                       ------------
  3.01 Third Amended and Restated Articles of Incorporation of Registrant, executed on December 9, 1991 (1)

  3.02       First Amendment to the Third Amended and Restated
             Articles of Incorporation of Registrant, executed on April 22, 1992 (1)

  3.03       Second Amendment to Third Amended and Restated
             Articles of Incorporation of Registrant, executed on November 30, 1993 (5)

  3.04       Bylaws of Registrant dated October 24, 1983 (1)

  3.05       Third Amendment to Third Amended and Restated
             Articles of Incorporation of Registrant, executed on November 30, 1993 (5)

  4.01       Rights Agreement dated August 29, 1995 (6)

  4.02       First Amendment to the Rights Agreement, executed on
             November 1, 1995 (8)

 10.01 Revised License Agreement dated March 12, 1984, between Registrant and Research Corporation Technologies, Inc., as amended by a First Amendment dated December 7, 1984, and as further amended by a Fourth Amendment dated July 22, 1988 (1)

 10.02       Single Tenant Lease dated July 25, 1991 between
             Registrant and The Irvine Company (1)

 10.03       Koll Business Center Lease between Registrant and
             Airport Industrial Park (1)

 10.04       Master Lease Agreement dated March 10, 1993 between
             Registrant and Comdisco, Inc. (1)

 10.05 Asset Purchase Agreement dated March 1, 1993 regarding sale of assets of Interpore Orthopaedics, Inc. to Applied Epigenetics, Inc. (1)

 10.06       Cancellation and Release Agreement dated March 1,
             1993 among Registrant, Interpore Orthopaedics, Inc.,
             Pfizer, Inc. and Howmedica, Inc. (1)

                                                                    Sequentially
 Exhibit                                                              Numbered
 Number                           Description                            Page
 -------                          -----------                       ------------
 10.07       Series E Preferred Stock and Common Stock Warrant
             Purchase Agreement dated December 19, 1991 (1)

 10.08       Series E Preferred Stock Purchase Agreement dated
             October 30, 1992 (1)

 10.09 Amended Schedule to Loan and Security Agreement dated July 25, 1996 among Registrant, Interpore
             Orthopaedics, Inc. and Silicon Valley Bank (9)

 10.10 Amendment to the Loan Agreement dated July 25, 1996 among Registrant, Interpore Orthopaedics, Inc. and
             Silicon Valley Bank (9)

 10.11 Amended and Restated Stock Option Plan dated March 19, 1991 (2), First Amendment to the Amended and Restated Stock Option Plan, effective October 15, 1991 (1); Amendment to the Amended and Restated Stock Option Plan dated September 17, 1994 (4)

 10.12       Employee Qualified Stock Purchase Plan (3)

 10.13       1995 Stock Option Plan (3)

 10.14       Stock Option Plan for Non-Employee Directors of
             Interpore International (7)

 10.15       Form of Indemnification Agreement (1)

 11.01       Computations of Net Income per Share                      16

 27.01       Financial Data Schedule                                   17

-----------------------------------------------------------------

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

(3) Incorporated by reference from the Company's Proxy Statement for the Company's 1994 Annual Meeting of Shareholders.

(4) Incorporated by reference from the Company's Registration Statement on Form S-8, Registration No. 33-86290.

(5) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(6) Incorporated by reference from the Company's Current Report on Form 8-K dated August 29, 1995.

(7) Incorporated by reference from the Company's Proxy Statement for the Company's 1995 Annual Meeting of Shareholders.

(8) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(9) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996.