Form 10-K
period 1996-12-31
INTERPORE INTERNATIONAL /CA/
filed 1997-03-28
CIK 854093

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR FISCAL YEAR ENDED:  DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


                          COMMISSION FILE NO. 0-22958


                            INTERPORE INTERNATIONAL
             (Exact name of registrant as specified in its charter)

            CALIFORNIA                                          95-3043318
  (State or other jurisdiction of                            (I.R.S. employer
   incorporation or organization)                         identification number)

181 TECHNOLOGY DRIVE, IRVINE, CALIFORNIA                        92618-2402
(Address of principal executive offices)                        (Zip code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (714) 453-3200

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      NAME OF EACH EXCHANGE
 TITLE OF EACH CLASS                                   ON WHICH REGISTERED
---------------------                                ------------------------
       None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                           Common stock, no par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  [x]      No  [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 20, 1997, the aggregate market value of voting stock of Interpore International held by non-affiliates was $22,109,000 based upon the closing price of such stock on The Nasdaq Stock Market. The number of shares of common stock outstanding as of that date was 6,956,547.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders of Interpore International are incorporated by the reference into Part III as set forth herein.

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Interpore International (the "Company") is a biomaterials company that develops, manufactures and markets synthetic bone graft material for the orthopaedic, oral and maxillofacial markets. The Company's synthetic bone graft products are derived from coral using its proprietary manufacturing process which converts the unique skeletal structures of certain species of coral to coralline hydroxyapatite, a biocompatible material. Coralline hydroxyapatite has interconnected porosity, architecture and chemical composition similar to that of human cancellous bone, and facilitates bone and tissue ingrowth. The Company's Pro Osteon(R) Implant 500 Coralline Hydroxyapatite Bone Void Filler ("Pro Osteon") was the first synthetic bone graft material to be approved and marketed as a medical device for orthopaedic applications in the United States. Pro Osteon has been approved by the United States Food and Drug Administration (the "FDA") for use with certain acute metaphyseal defects (defects in the wide part of long bones). In FDA required patient studies, Pro Osteon was shown to have clinical results comparable to the results of using a patient's own bone, called an autograft. The Company also distributes hand-held manual instruments for use in arthroscopic surgeries and titanium dental implant systems.

BUSINESS STRATEGY

     The Company's strategy is to capture an increasing share of the market for bone graft materials by aggressively marketing Pro Osteon, and to develop technological advances in bone and soft tissue repair products. In furtherance of this strategy, the Company in 1995 and 1996 established 28 domestic direct sales territories in areas in which distributors were underperforming. In addition, in January 1996, the Company hired three experienced international sales managers responsible for developing an organization of independent dealers outside the United States. The Company's strategy also involves adding complementary products that relate to the repair of bone and soft tissue, which the Company believes will enhance sales of its bone graft materials by providing a broader product base and by providing more compensation potential for its sales representatives. The Company is currently focusing its research and clinical studies on obtaining additional FDA approved indications for Pro Osteon for use in spinal fusion procedures and for use as a bone void filler for the iliac crest region of the hip following autograft procedures. The Company also plans to focus its research efforts on developing new materials with improved resorption and bone induction characteristics to fulfill a variety of other bone graft requirements. When appropriate, the Company may enter into strategic alliances, partnerships or license arrangements with other companies to develop new products.

     In 1996, the Company also made the decision to further focus its development and operational efforts on its core bone graft materials business by exploring the sale of its dental business. In September 1996, the Company entered into a letter of intent to sell the dental business to Friatec AG. The transaction contemplated by this letter of intent was not consummated within the exclusive time period and in January 1997, the Company terminated discussions with Friatec AG and entered into a letter of intent with Steri-Oss, Inc. Consummation of the transaction is contingent upon certain conditions including satisfactory completion of due diligence, negotiation of a mutually acceptable definitive agreement, and the approvals of the boards of directors of the two companies.

MARKET OVERVIEW

     Bone Graft Substitutes. The Company believes that the market for bone graft materials is significant. A recent market research study indicates that the current United States market for bone grafts totals over 425,000 procedures annually, with approximately 46% of the procedures in the spine, 40% in other orthopaedic procedures, and about 14% in maxillofacial applications.

        According to the Company's internal estimates, the approved indication for Pro Osteon represents approximately 100,000 procedures annually in the United States. In order to market Pro Osteon for other indications and thus gain access to a larger segment of the bone graft market, the Company will have to receive an Investigational Device Exemption ("IDE") from the FDA allowing the Company to conduct additional clinical studies and ultimately receive a Premarket Approval ("PMA") supplement from the FDA for each new indication. In January 1995, the FDA approved the Company's IDE to commence clinical trials for the use of Pro Osteon Implant 200 in the cervical spine. Pro Osteon will be used in conjunction with a rigid titanium bone plate to fuse vertebrae in the neck. This initial FDA IDE approval covers 60 patients at up to five hospitals in the United States. In May 1996, the FDA approved the Company's IDE to commence clinical trials for the use of Pro Osteon Implant 500 to fill the void left by autograft harvesting procedures in the iliac crest region of a patient's hip. This pilot study will be performed in conjunction with lumbar spine fusion procedures involving twenty patients, with ten receiving Pro Osteon as a backfill material, and ten receiving no backfill material. In the future, the Company may pursue IDE approval for clinical trials using Pro Osteon as a bone void filler for other indications. The FDA approval process, however, is very lengthy and the Company can give no assurance concerning when or whether it will receive FDA approval to market Pro Osteon for these or any other new indications. In addition, competition from other bone graft materials may limit market penetration.

        To enter segments of the potential market for orthopaedic bone graft applications not addressed by the Company's current products, the Company is working to develop new bone graft materials that have faster resorption, osteoinductive characteristics that will increase bone formation and increased strength. No assurance can be given that any such efforts will result in marketable products.

        Dental Implants. According to market research data, the United States dental implant market totals approximately $100 million. The Company believes, however, that the growth of this market has slowed, largely due to the lack of insurance reimbursement for elective procedures involving dental implants.

        The domestic dental implant market is fragmented, with more than 20 competitors. Six of these competitors represent approximately 90% of the market. Over the past few years, there have been significant changes in market share positions for the major competitors because of new product introductions, price, customer service and education programs. The Company has seen its share of this market decline to less than 5% during the last two years due to increased competition and the absence of major new product line introductions.

        Manufacturers competing in the United States market promote their dental implant products (Class III medical devices) pursuant to 510(k) clearance, an approval to market a device demonstrated to be substantially equivalent to certain products which were commercially available prior to May 28, 1976. In 1990, Congress enacted the Safe Medical Device Act of 1990 which required the FDA to either down-classify these Class III devices to Class I or II, or publish a date for the call for PMA applications for any remaining Class III devices on the market. The Company expects that within the next year certain dental implants will be down-classified to Class II, but others will remain as Class
III. It is probable that some of the Company's dental implants will remain Class III and that a PMA will be required to continue marketing some or all of the Company's dental implant products. The Company has been collecting clinical data to support an expected PMA application. The Company can give no assurance concerning when or whether it would receive a PMA approval from the FDA for its dental implant products. If the FDA requires PMA's for new and/or existing implants, some competitors could face a significant additional barrier to enter this market since a PMA must include a minimum three years of clinical data to support product safety and efficacy.

PRODUCTS

Hydroxyapatite Materials.

        The Company's current coralline hydroxyapatite product line includes Pro Osteon, Interpore 200(R) Porous Hydroxyapatite (also called Pro Osteon Implant
200) and orbital implants. These products are derived from coral using a proprietary ReplamineformTM process. (See "Proprietary Rights") Under this process, the exoskeleton of marine coral (calcium carbonate) is converted to coralline hydroxyapatite through a hydrothermal exchange reaction. This biocompatible material has interconnected porosity, architecture and chemical composition similar to that of human bone, and facilitates bone and tissue ingrowth.

        Pro Osteon. Upon PMA approval from the FDA in November 1992, Pro Osteon was the first commercially available synthetic bone void filler material for orthopaedic applications in the United States. The FDA approved indication is for treatment of certain metaphyseal defects. In clinical studies, the use of Pro Osteon was demonstrated, radiographically and clinically, to have healing time and complication rates comparable to autograft procedures. The Company is not aware of any material unfavorable results in the clinical studies for Pro Osteon. Pro Osteon is available in granular forms and a wide variety of block configurations up to 30 cc's in total volume. With approximately $800 of material used in an average procedure, Pro Osteon provides an attractive alternative to autograft and allograft bone graft materials. To successfully maintain and increase its market share, the Company will have to continue to demonstrate its surgical and patient advantages, safety, efficacy, cost effectiveness and clinical results to physicians.

        In an autograft procedure, bone material is harvested from another part of the patient's skeleton and grafted to the site of the bone deficit. This second surgical procedure, harvesting the patient's own bone, increases total operating time and expense, and can lead to complications such as infection, chronic pain, deformity and excess blood loss. When an autograft is not feasible or desirable, allograft bone, obtained from a cadaver, can be used. While allograft bone is available from numerous bone banks, its use carries the risks of implant rejection and transmission of infectious agents such as hepatitis and HIV. Also, allograft bone is not always readily available due to the storage, processing and donor screening required. In addition, allograft bone has recently become more costly and less readily available. This may be the result of regulations governing bone and tissue banks issued in December 1993 by the FDA because of the risk of transmitting infectious diseases associated with allograft bone.

        The approved indication for Pro Osteon is for the repair of acute metaphyseal defects in conjunction with rigid internal fixation (plates and screws) as dictated by the clinical use requirements in skeletally mature individuals when there is no autogenous bone donor site available. Pro Osteon is contraindicated (1) for fractures of the growth plate at the end of the bone,
(2) in sites with vascular impairment proximal to the graft site, (3) in the presence of metabolic or systemic bone disorders, (4) where stabilization of the fracture is not possible, (5) where soft tissue coverage is not possible, and
(6) in infected wounds. These contraindications, which were specified by the FDA as part of the approval for Pro Osteon, are generally applicable to the use of all bone graft materials, rather than to Pro Osteon in particular. The Company does not believe that these contraindications materially limit the use of Pro Osteon for its approved indication, or the Company's ability to market Pro Osteon.

        Interpore 200 Porous Hydroxyapatite ("IP200"). The Company produces, markets and sells IP200 in block and granular form for the following indications:

            Oral Surgery. Loss of substance ("resorption") of the jawbones is a widespread problem resulting from the extraction of teeth and from gum disease. In some instances, long-term denture wearing combined with osteoporosis (loss of bone density and weight) leads to accelerated resorption of the jawbones. IP200 granules are used to augment the affected area. The Company received 510(k) clearance for this indication in September 1982.

            Periodontal Defects. Periodontal defects are caused by infection around the base of the tooth which leads to gum inflammation, infection of the bone and, finally, destruction of the bone and ligament surrounding the tooth root. IP200 granules and blocks are used as fillers for periodontal defects. The Company received 510(k) clearance for this indication in September 1982.

            Craniofacial and Orthognathic Indications. Rebuilding of the facial skeletal structure from the jawbone to the cranium is often required to repair defects caused by trauma, cysts, tumors and congenital defects. These procedures require bone grafts or bone substitutes as onlays or inlays to the patient's own skeletal structure. IP200 blocks are used in these applications. The Company received 510(k) clearance to market IP200 for the craniofacial indication in October 1985 and for the orthognathic indication in May 1986.

        Orbital Implants. Orbital implants are used to replace damaged or diseased eyes, to replace existing artificial eyes that have extruded or migrated and to replace existing artificial eyes to improve tracking and movement. Since 1989, the Company has manufactured orbital implants for artificial eyes using its hydroxyapatite material. The Company believes that these orbital implants provide a superior alternative to other artificial eyes because the implant is physically attached to the patient's soft tissue. Because of the attributes of the Company's hydroxyapatite material, the patient typically experiences integration of the soft tissue into the orbital implant. The result is improved tracking of the artificial eye with the patient's companion eye. The Company manufactures this product solely on an OEM basis under a manufacturing and licensing agreement which expires in 2001.

Other Bone/Soft Tissue Repair Products.

        The Company's business strategy for penetrating the bone graft market includes adding complementary products that relate to the repair of bone and soft tissue. The Company believes the strategy will enhance sales of its bone graft materials by providing a broader product base for customer interest and by providing more compensation potential for its sales representatives. In September 1995, the Company signed an agreement with an OEM supplier for exclusive United States distribution of its line of manual arthroscopic instruments. The Company introduced the product line to the market in January 1996. While the market for arthroscopy products is very competitive, the Company believes this line offers advantages in product design and quality. The Company intends to pursue other bone and soft tissue repair products for addition to its product offering, but there can be no assurance that any such products will be available to the Company for distribution, licensing or acquisition.

Dental Implants.

        IMZ(R) System. Dental implant devices have gained prominence for use in the rehabilitation of patients requiring full or partial dentures. Dental implants are permanent artificial tooth roots anchored in the bone of the upper or lower jaw. Natural bone attaches to the titanium implant creating a strong bond. The IMZ dental implant, which is comprised of a titanium cylinder with a roughened titanium coating, is implanted into the jawbone and extends through the gums. The IMZ implant contains a shock-absorbing element to which an artificial tooth or denture piece is secured. Dental implants have the added benefit of reducing the resorption of the jawbones typically associated with ordinary denture use.

        The IMZ system has been in use since 1978, initially in clinical studies in the United States and other countries. The American Dental Association ("ADA") first granted acceptance to selected dental implants in 1985 with the IMZ system gaining provisional acceptance in 1988. Full ADA acceptance for the IMZ system was received in June 1992 for use in partially or totally edentulous patients. The Company markets the IMZ system pursuant to 510(k) clearance which it received in 1986.

        Prior to January 1, 1996, the Company's IMZ system was marketed pursuant to a license agreement which gave the Company an exclusive right to market the IMZ system. Although the agreement expired on January 1, 1996, the Company has continued to manufacture and distribute the product under the same general terms of the expired agreement.

        Hex System. To accommodate market demand for a cylinder implant with an external hex, which provides a means to attach a crown to an implant without rotation, the Company introduced the Hex Implant System in 1991. This product is marketed pursuant to 510(k) clearance received by the Company in April 1991.

        Threaded System. In 1994, the Company completed a distribution agreement providing the Company with marketing and sales rights to the Interpore Threaded Implant System. Sales of this product began in the first quarter of 1995. The Company estimates that threaded implants comprise approximately 60% of the United States dental implant market.

        Smooth Staple Implant(R) System. In September 1995, the Company entered into an agreement for exclusive United States distribution rights to the Smooth Staple Implant System, a titanium implant system designed to aid in the rehabilitation of patients without teeth in the lower jaw. Implanted from beneath the jaw, the Smooth Staple can be a more cost effective alternative for the edentulous (toothless) patient than the use of cylindrical or threaded implants. Sales of this product began in the fourth quarter of 1995.

        IMZ Bone Tack System. In February 1996, the Company introduced the IMZ Bone Tack System. In May 1996, the Company received a second FDA 510(k) clearance which permits the Company to market the product for membrane fixation during bone augmentation procedures in oral/maxillofacial and periodontal surgery.

        Frialit(R) -2 Dental Implant System. In October 1995, the Company signed an agreement for exclusive United States and Canadian distribution of the Frialit-2 line of titanium dental implants. Already marketed and sold in Europe and Asia, the Company believes that the Frialit-2 is the first dental implant system designed to replace a tooth immediately after a tooth extraction. This system has enjoyed a significant adoption rate in Germany. The Frialit-2 product was introduced by the Company in the United States during the third quarter of 1996.

RESEARCH AND DEVELOPMENT

        The Company's research and development department consists of eight full-time employees who conduct research and product development with respect to biomaterials for bone reconstruction and who provide support for the Company's dental product development programs. The Company also engages outside consultants and academic research facilities for assistance with its new product development. The Company plans to continue to use outside resources for product research prior to the developmental phase. The Company's engineers also assist in the design of manufacturing improvements and support validation procedures for the FDA's requirements for Good Manufacturing Practices ("GMP") and ISO 9001, the quality management system which is a regulatory requirement of the European Community. The Company's expenditures for research and development were $2.0 million, $1.9 million and $1.9 million in 1996, 1995 and 1994, respectively.

        Additional Pro Osteon Indications. The Company currently intends to focus its research and clinical studies on the safety and efficacy of Pro Osteon as a bone graft material for use in spinal fusion and iliac crest backfill procedures. In January 1995, the Company received FDA approval of its IDE application to begin clinical trials for the use of Pro Osteon Implant 200 in cervical spine interbody fusion procedures. The Pro Osteon will be used in conjunction with a rigid titanium bone plate to fuse vertebrae in the neck.
This initial FDA approval covers 60 patients at five hospitals in the United States. In May 1996, the FDA approved the Company's IDE to commence clinical trials for the use of Pro Osteon Implant 500 to fill the void left by autograft harvesting procedures in the iliac crest region of a patient's hip. This pilot study will be performed in conjunction with lumbar spine fusion procedures involving twenty patients, with ten receiving Pro Osteon as a backfill material,
and ten receiving no backfill material.   In the future, the Company may pursue
IDE approval for clinical trials using Pro Osteon as a bone void filler for other indications. However, the FDA approval process is lengthy and the Company can give no assurance concerning when or whether it will receive FDA approval to market Pro Osteon for these or any other indications.

        New Hydroxyapatite Products. To enter segments of the bone graft market not addressed by the Company's current products, the Company must develop new bone graft materials. In certain cases, physicians may prefer to have the bone graft substitute material completely replaced over time by the patient's own bone. Although Pro Osteon and IP200 have some resorptive capability, neither product is completely replaced over time with the patient's own bone. To address this need, the Company is developing a resorbable coralline hydroxyapatite product which is being evaluated in preclinical studies.

        The Company is also investigating the development of an osteoinductive bone graft material. The Company is studying methods of combining osteoinductive agents, bioengineered proteins that promote bone growth, with coralline hydroxyapatite. In an effort to identify an optimal growth factor, the Company is working with strategic partners to evaluate the use of certain growth factors with Pro Osteon, and pre-clinical studies have commenced. Also, in 1996 the Company secured rights to a technology that produces a gel-like material with super-concentrated tissue growth factors derived from the patient's own blood. The Company is evaluating the use of this material in combination with Pro Osteon blocks and granules for its ability to promote or accelerate bone growth into the Pro Osteon material.

CUSTOMERS, SALES AND MARKETING

        The decision to use bone graft material is made by the orthopaedic surgeon. There are approximately 14,000 practicing orthopaedic surgeons in the United States in private practice, hospitals and orthopaedic treatment centers, to which the Company directs its marketing efforts for Pro Osteon. The Company markets Pro Osteon in the United States through a 28-territory direct sales force and a network of approximately 20 independent dealer organizations, each employing an average of six to eight sales representatives. The sales organization is managed by a director of sales and five division managers. During 1995 and 1996, the Company restructured its distribution channels for the sale of Pro Osteon. Distribution agreements with certain distributors that were not achieving satisfactory market penetration were terminated, and direct sales representatives were recruited and hired for the respective territories. The Company selects these direct sales representatives and dealer organizations for their expertise in orthopaedic or medical device sales, their reputation with the orthopaedic surgeon community and their sales coverage within a geographic area. Each direct sales representative and dealer organization is given an exclusive sales territory and is subject to periodic performance reviews and sales and product training.

        Outside of the United States, the Company distributes Pro Osteon through independent orthopaedic products distributors. In January 1996, the Company hired three experienced international sales managers who are responsible for building an organization of independent dealers outside the United States. To date, the Company has set up distribution arrangements with 34 distributors in 32 countries covering Europe, South America and Asia.

        The Company participates in numerous professional meetings including the American Academy of Orthopaedic Surgeons Meeting, the North American Spine Society Meeting and the Annual Meeting of the Orthopaedic Trauma Association. The Company also participates in scientific presentations and professional seminars at hospitals.

        In the United States, the Company markets dental implants and IP200 through its own sales force of nine salespersons to approximately 10,000 customers which include oral surgeons, periodontists, prosthodontists and general dentists. The Company's customer base also includes major university teaching hospitals and United States government health care facilities. In addition to direct selling, the Company promotes these products through trade journal advertising, attendance at major professional meetings and trade shows, and by conducting training seminars. The Company employs two dental technical representatives to provide detailed technical assistance to the Company's customers. Outside of the United States, IP200 and IMZ are distributed through more than 50 independent dealers. The Company provides promotional assistance to foreign dealers through sales brochures, educational materials, educational seminars and attendance at international professional meetings and trade shows.

        For fiscal years 1996 and 1995, the Company's international sales represented approximately 10% of net sales.

RAW MATERIALS AND MANUFACTURING

        Coral is the primary raw material used by the Company in the manufacture of its coralline hydroxyapatite products. The coral used in the Company's products is sourced from two genera located in a wide variety of geographic locations. The Company presently harvests coral in tropical areas of the Pacific and Indian Oceans. At projected production levels, the amount of coral imported annually by the Company will amount to less than 1% of the total amount of coral imported annually into the United States for jewelry and decorative use.

        Coral is covered under an international treaty entitled "Convention on International Trade of Endangered Species of Wild Fauna and Flora" ("CITES") which limits the import/export of raw coral and products derived therefrom in approximately 140 nations around the world. To date, the limitations imposed by this treaty have not negatively affected the Company's ability to source raw coral. While the Company believes that its existing inventory of coral is sufficient to meet its projected needs for more than one year, there can be no assurance that the Company will be able to obtain sufficient quantities of coral in the future, or that it will be able to obtain coral at an acceptable price.

        The manufacturing process for hydroxyapatite materials involves coral qualification and cutting, hydrothermal conversion, testing, packaging and sterilization of the product, all of which, with the exception of sterilization, are performed at the Company's facilities. In the hydrothermal exchange process, a chemical reaction is initiated whereby the carbonate in the coral is removed and replaced by phosphate. This results in the coral retaining its original architecture but becoming a completely different material, hydroxyapatite.

        The Company's dental implant products are supplied by outside vendors in final packaged form, or as semi-finished components. Following receipt of the components, the Company inspects, assembles, packages, labels and sterilizes these components and distributes them as the IMZ system. No assurance can be given that a continuous supply of dental implant components at competitive prices will continue to be available to the Company.

COMPETITION

        Orthopaedic Bone Graft Substitute Market. The Company's synthetic bone products compete with natural bone obtained from autograft procedures and allograft sources and with three other synthetic bone products. Autograft and allograft bone have been used for graft material for a much longer period of time than synthetic bone graft materials, and in order to increase its future sales of Pro Osteon, the Company will have to continue to demonstrate to the medical community the surgical and patient advantages, safety, efficacy, cost effectiveness and clinical results of Pro Osteon.

        The Company believes that Pro Osteon provides an attractive alternative to autograft and allograft bone graft materials. In an autograft, a second surgical procedure is required. Bone material is harvested from another part of the patient's skeleton and then grafted to the site of the bone deficit. The harvesting procedure increases total operating time and expense, and can lead to complications such as infection, excessive blood loss, chronic pain and deformity. When an autograft is not feasible or desirable, allograft bone, typically obtained from a cadaver, can be used. To maintain mechanical and biological properties, some allograft bone is not sterilized. Therefore, unlike Pro Osteon, which is a sterile and biocompatible material, allograft bone carries the risks of implant rejection and the transmission of infectious agents such as hepatitis and HIV. The use of Pro Osteon entails none of these risks, and provides clinical results comparable to those of autograft material. In addition, in December 1993 the FDA began regulating allograft processing and allograft bone tissue, which were previously unregulated.

        Grafton(R) is a bone product manufactured by Osteotech, Inc. which consists of a processed allograft gel available in a variety of forms. Because it is derived from allograft, Grafton is not regulated as a medical device under the federal Food, Drug and Cosmetic Act, as amended, and as such, can be promoted for a wide variety of surgical indications. While the Company believes that Grafton has many of the same disadvantages as allograft, it is perceived by some surgeons to have osteoinductive characteristics.

        In May 1993, a second bone graft substitute for orthopaedic applications was approved by the FDA. This product, Collagraft(R), consists of hydroxyapatite/tri-calcium phosphate and bovine collagen, which must be mixed with patients' own bone marrow. The Company believes that this three part system is more difficult to use due to the mixing process and is more expensive. In addition, it requires the extraction of bone marrow from the patient's body. It also requires refrigeration, has a shorter shelf life and raises the risk of adverse reaction in patients allergic to bovine collagen. This system is marketed by Zimmer, Inc., a subsidiary of Bristol-Myers Squibb, a competitor with significantly greater resources and distribution capabilities than the Company. The manufacturer of this product has received a PMA supplemental approval from the FDA for a second generation freeze-dried product which is pre-mixed and requires no refrigeration.

        In July 1996, the FDA issued 510(k) clearance to Wright Medical Technology, Inc. for OsteoSet(TM), a plaster-of-paris bone void filler. There is very little clinical data available documenting the safety and efficacy of the product.

        Numerous other companies are pursuing additional synthetic bone graft materials which could ultimately compete with Pro Osteon in the United States. To the best of the Company's knowledge, none have yet progressed beyond clinical trials.

        Dental Implant Market. The Company competes with many businesses in the production and distribution of dental implant systems for rehabilitation of partially and totally edentulous patients. A number of the Company's competitors have substantially greater resources, larger market share and greater research and development capabilities than the Company and may, therefore, be expected to compete aggressively and successfully in the markets for the Company's dental implant products.

        Oral and Maxillofacial Market. IP200 competes with autograft, allograft and xenograft as well as non-porous hydroxyapatite products for repair or reconstruction of oral and maxillofacial bone structures. In addition, this product competes with silicone implants for maxillofacial applications. Companies selling competitive products sometimes also sell dental implants, so bundling these products is often a strategy.

        The Company competes in all of its markets primarily on the basis of product performance and price, as well as customer loyalty and service.

GOVERNMENT REGULATION

        The Company's products are regulated by the FDA under the federal Food, Drug and Cosmetic Act, as well as other federal, state and local governmental authorities and similar regulatory agencies in other countries. The FDA permits commercial distribution of a new medical device or implant only after the FDA has accepted for review and cleared a 510(k) premarket notification or has approved a Premarket Approval application on such medical device or implant. In general, the FDA will clear marketing of a medical device through the 510(k) premarket notification process if it is demonstrated that the new product is substantially equivalent (in terms of safety, efficacy and intended use) to certain 510(k) cleared products which are already commercially available and lawfully sold on the market.

        The PMA approval process is lengthier and more burdensome than the 510(k) premarket notification process. The PMA process generally requires more detailed preclinical and clinical studies, as well as manufacturing data and other information. If clinical studies are required by the FDA, an IDE is also required. An IDE restricts the use of the device to a limited number of investigators and patients for clinical studies to demonstrate product safety and efficacy. An approved PMA application indicates that the FDA has determined that a device has been proven, through the submission of preclinical and clinical data and manufacturing and other information, to be safe and effective for its intended uses.

        The PMA application for Pro Osteon was accepted for filing by the FDA in February 1988. In October 1992, the Company received approval from the FDA of its PMA application to market its synthetic bone graft material, Pro Osteon, for certain acute metaphyseal defects (defects in the wide part of long bones). In December 1993, the Company received supplemental approval from the FDA to market Pro Osteon in granular forms and a wide variety of block configurations up to 30 cc's in total volume. The Company's dental implants, IP200 and orbital implants were approved for marketing through submission to the FDA of the 510(k) premarket notification.

        Manufacturers competing in the United States market promote their dental implant products (Class III medical devices) pursuant to 510(k) clearance, an approval to market a device demonstrated to be substantially equivalent to certain products which were commercially available prior to May 28, 1976. In 1990, Congress enacted the Safe Medical Device Act of 1990 which required the FDA to either down-classify these Class III devices to Class I or II, or publish a date for the call for PMA applications for any remaining Class III devices on the market. The Company expects that within the next year certain dental implants will be down-classified to Class II, but others will remain as Class
III. There is a possibility that the Company's dental implants will remain Class III and that a PMA will be required to continue marketing some or all of the Company's dental implant products. The Company has been collecting clinical data to support an expected PMA application. The Company can give no assurance concerning when or whether it would receive a PMA approval from the FDA for its dental implant products.

        Governmental regulation may prevent or substantially delay the marketing of the Company's proposed products, cause the Company to undertake costly procedures and furnish a competitive advantage to the more substantially capitalized companies with which the Company competes. After approval, the FDA may require post-marketing approval surveillance programs to monitor the effects of an approved medical device. FDA approval may be withdrawn for noncompliance with regulatory standards or the occurrence of unforeseen problems following initial marketing. In addition, the extent of potentially adverse government regulations which might arise from future administrative action or legislation cannot be predicted. Finally, product modifications may require the submission of a new 510(k) notification or PMA supplement and future products may require PMA approval. There can be no assurance that marketing clearances or approvals will be obtained on a timely basis or at all. Delays in receiving, or the failure to receive, such clearances could have a material adverse effect on the Company.

        The Company is also registered as a medical device manufacturer with the FDA and with state agencies such as the Food and Drug Branch of the California Department of Health Services (the "California DHS"). The FDA and state agencies inspect the Company from time to time to determine whether the Company is in compliance with various regulations relating to medical device manufacturing, including the FDA's GMP regulations which govern manufacturing, testing, quality control, and product labeling of medical devices. In addition, the FDA actively enforces regulations prohibiting the promotion of medical devices for unapproved indications, which is also prohibited by Company policy. Material violation of such regulations could lead to the imposition of injunctions, suspensions or loss of regulatory approvals, refusal to approve applications for future marketing clearances, product recalls, termination of distribution, or product seizures and, in the most egregious cases, criminal sanctions or closure of the Company's manufacturing facility. The Company believes it is in compliance with the regulations established by the FDA and the California DHS applicable to its business. The FDA and the California DHS have inspected the Company's manufacturing facilities and quality assurance procedures.

        The Company must also comply with registration requirements of foreign governments and with import and export regulations when distributing its products to foreign nations. Each foreign country's regulatory requirements for product approval and distribution are unique and may require the expenditure of substantial time, money and effort to obtain and maintain. In September 1995, the Company received approval to use the "CE" mark for its entire line of orthopaedic and oral/maxillofacial synthetic bone graft materials. The CE mark indicates that the products are approved for sale within 18 countries in the EC (European Community) and EFTA (European Free Trade Association) and that the Company is in compliance with the EN/ISO 9001 standards which govern medical device manufacturers marketing products in Europe. Pro Osteon and IP200 were both approved for a broad range of grafting applications.

        The Company does not anticipate that compliance with federal, state and local environmental laws will have any material adverse effect on the Company's business, results of operations or capital expenditures.

PROPRIETARY RIGHTS

        Hydroxyapatite Materials. In September 1976, the Company was granted a license with respect to five United States patents and related foreign patents covering the ReplamineformTM technology. The license provides the Company with exclusive rights to manufacture and distribute the licensed products until expiration of the patents. The most significant patent concerns the right to manufacture a hydroxyapatite bone graft substitute material from marine coral, and it expired in December 1994. The remaining patents expire in 1997. The Company does not anticipate any significant impact on its business as a result of the expiration of the ReplamineformTM patents, because it believes the lengthy FDA approval process and the Company's proprietary manufacturing processes are more significant barriers to entry than patent protection.

        The Company owns five United States patents related to improvements on the process for manufacturing biomaterials for bone reconstruction: two of the patents relate to a version of Pro Osteon that is more resorbable, and three of the patents relate to a non-coral based synthetically produced porous hydroxyapatite. These patents expire between 2006 and 2013. The Company is evaluating the feasibility of developing products which call upon the patent protection provided therein.

        Dental Implants. In June 1986, the Company entered into a License and Consulting Agreement and a Trademark License Agreement (collectively, the "IMZ License") with a German company owned by Dr. Axel Kirsch, the developer of IMZ. In return for royalties on the sale of IMZ and certain related products, the IMZ License gave the Company an exclusive license to manufacture, market and sell IMZ and related technology, and to use the trademark "IMZ," in North America, South America, Central America, Australia and New Zealand until January 1, 1996. Although the agreement expired on January 1, 1996, the Company has continued to manufacture and distribute the product under the same general terms of the expired agreement.

        Patents and Personnel. As part of its ongoing research, development and manufacturing activities, the Company has a policy of seeking patent protection. Patents relating to particular products, uses or procedures, however, do not preclude other manufacturers from employing alternative processes or from successfully marketing substitute products. There can be no assurance that any pending or future patent applications will be granted or that any current or future patent will provide adequate protection for the Company's technology and products. There can also be no assurance that others will not independently develop similar technologies or duplicate any technology developed by the Company or that the Company's technology will not infringe patents or other rights owned by others, licenses to which may not be available to the Company or available on favorable terms. The Company believes that although the patents often are necessary to protect its technology and products, the lengthy FDA approval process and certain manufacturing processes are more significant barriers to entry. Moreover, much of the proprietary technology and manufacturing processes developed by the Company reside in its key scientific and technical personnel and such technology and processes are not easily transferable to other scientific and technical personnel. The loss of the services of key scientific, technical and manufacturing personnel could have a material adverse effect on the Company's business and results of operations.

        Trademarks. "Pro Osteon", "Interpore" and "Interpore 200" are registered trademarks of the Company. "IMZ", "Smooth Staple Implant" and "Frialit" are trademarks of other companies.

EMPLOYEES

        As of March 1, 1997, the Company had 117 full-time employees, of whom 60 were engaged in marketing and sales, 22 in manufacturing, 12 in regulatory affairs and quality assurance, 15 in general administration and finance and 8 in research and development. None of these employees is represented by a union, and the Company has never experienced a work stoppage. Management considers its employee relations to be good.

ITEM 2.  PROPERTIES

        The Company leases a 36,800 square foot facility in Irvine, California. This facility was approved in March 1994 by the FDA for the manufacture of Pro Osteon. The average annual lease expense over the ten year term of the lease, which expires January 31, 2003, is $387,000. The lease provides a right to extend the term for an additional five years at the fair market lease rate of the facility on the extension date, but not less than the rate paid by the Company during the month immediately preceding the commencement of the extension period. The Company also leases two facilities totaling 7,949 square feet to provide additional warehousing. The Company believes the facilities will be adequate to serve its operational needs over the next one to two years.

ITEM 3.  LEGAL PROCEEDINGS

        The Company is subject to an inherent risk of product liability and other liability claims which may involve significant claims and defense costs. From time to time, claims have been made against the Company related to the failure of various components of the IMZ system. Additional claims have been asserted related to complications from certain uses of IP200 block material, which uses have not been recommended by the Company since 1987. To date, all claims against the Company have been covered by insurance policies, except for deductible limits and self-insured retentions. The Company currently has primary product liability insurance with coverage limits of $5 million per occurrence and $5 million in the aggregate per year, and excess product liability insurance with a coverage limit of $5 million. Product liability insurance is expensive and in the future may not be available in acceptable amounts, on acceptable terms, or at all. If the Company were to be held liable for damages exceeding the limits or outside of the scope of its insurance coverage, the business and results of operations of the Company could be materially adversely affected. The Company's reputation and business could be adversely affected by product liability claims, regardless of their merit or eventual outcome.

        On April 7, 1995, Jonathan J. Kaufman ("Kaufman") filed a claim (Jonathan J. Kaufman v. Interpore Orthopaedics, Inc. and Exogen, Inc.) in the United States District Court, Southern District of New York, against Interpore Orthopaedics, Inc. ("Orthopaedics"), a subsidiary of the Company, and Exogen, Inc. Kaufman had entered into a consulting agreement with Meditron Corporation, which in 1989 merged with a corporate predecessor to Orthopaedics. In March 1993, the Company and Orthopaedics sold the operating assets and related liabilities of Orthopaedics to the corporate predecessor to Exogen. In this action, Kaufman seeks royalties, pursuant to the consulting agreement, on the sale of products by Exogen.

        In June 1995, the Company answered the complaint, denying any liability to Kaufman, and, in June 1995, cross-claimed against Exogen for indemnification and contribution. In March 1996, Interpore and Exogen entered into an agreement settling their respective cross-claims and counter-cross-claims. The settlement provides, among other things, that (1) any adverse judgment will be entered against Exogen and Interpore jointly and severally; and (2) Exogen will indemnify Interpore for any payments that are required to be made to Kaufman as a result of this litigation and Exogen and Interpore will resolve separately in arbitration their respective liabilities, if any. In connection with the settlement, in April 1996, the court entered an order dismissing Interpore's cross-claims and Exogen's counter-cross-claims. Fact discovery in the case has been completed and expert discovery is expected to be completed by the end of May 1997. The Company, together with Exogen, intends to defend the underlying action vigorously.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        Since December 20, 1993, the Company's common stock has traded on The Nasdaq Stock Market under the symbol "BONZ". The table below sets forth the high and low sale prices for the Company's common stock for the four quarters in each of 1996 and 1995. Amounts shown represent actual sales transactions as reported on The Nasdaq Stock Market.

                 1996                 High               Low
                -----                 ----              -----
             Fourth Quarter           $6                $4 1/4
             Third Quarter             6 1/8             4 1/4
             Second Quarter            9                 5
             First Quarter             7                 4 5/8

                 1995                  High              Low
                -----                  ----             -----
             Fourth Quarter           $5 3/8            $4 3/8
             Third Quarter             6                 4 7/16
             Second Quarter            7 1/4             5
             First Quarter             9                 6 1/2


         On March 20, 1997, the closing sale price for the Company's common stock as reported on The Nasdaq Stock Market was $5 3/16. The number of record holders of the Company's common stock as of March 20, 1997 was 341.

         The Company currently does not pay any dividends on its preferred and common stock and its Board of Directors has no present intention to pay cash dividends. The Board of Directors intends to use any earnings for the development and expansion of the business.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data as of and for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 set forth below have been derived from the consolidated financial statements of the Company.

                                                              YEAR ENDED DECEMBER 31,
                                          ---------------------------------------------------------------------
                                           1996            1995           1994           1993            1992
                                          -------        --------       -------        --------        -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:

Net sales   . . . . . . . . . . . .       $19,917         $17,103        $18,458        $14,315        $12,386
Cost of goods sold  . . . . . . . .         5,394           4,520          5,648          4,898          4,548
Royalty expense . . . . . . . . . .           249             278            761            612            647
                                          -------         -------        -------        -------        -------
Gross profit  . . . . . . . . . . .        14,274          12,305         12,049          8,805          7,191
Total operating expenses  . . . . .        14,379          12,332         10,137          8,246          8,065
                                          -------         -------        -------        -------        -------
Income (loss) from operations . . .          (105)            (27)         1,912            559           (874)
Total interest and other income
  (expense), net  . . . . . . . . .           763             661            601             (9)           (53)
                                          -------         -------        -------        -------        -------
Income (loss) before taxes  . . . .           658             634          2,513            550           (927)

Provision (credit) for income taxes             -          (1,404)           101             14              -
                                          -------         -------        -------        -------        -------
Net income (loss) . . . . . . . . .        $  658         $ 2,038        $ 2,412         $  536         $ (927)
                                           ======         =======        =======         ======         ======
Net income (loss) per share   . . .        $  .09         $   .27        $   .32         $  .10         $ (.22)
                                           ======         =======        =======         ======         ======
Shares used in computing net income
  (loss) per share  . . . . . . . .         7,468           7,535          7,568          5,279          4,188
                                           ======         =======        =======         ======         ======


                                                              YEAR ENDED DECEMBER 31,
                                          ---------------------------------------------------------------------
                                           1996            1995           1994           1993            1992
                                          -------        --------       -------        --------        -------
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:

Total assets  . . . . . . . . . . .      $ 20,323        $ 21,705       $ 20,177       $ 15,667       $  5,591
Long-term debt, including current
  portion . . . . . . . . . . . . .             5             191            369            712            219
Redeemable preferred stock  . . . .             -               -              -              -          8,665
Preferred and common stock  . . . .        35,917          37,101         37,219         34,963         14,822
Accumulated deficit . . . . . . . .       (17,386)        (18,044)       (20,082)       (22,494)       (22,429)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following table presents the Company's operating results as percentages:

                                           Percentage of Net Sales                   Percentage Change
                                     -------------------------------------         ---------------------
                                                                                   1996 vs.        1995 vs.
Year ended December 31,               1996            1995           1994           1995            1994
-----------------------              -----           -----          -----          -------         -------
Net sales                            100.0%          100.0%         100.0%          16.5%            -7.3%
Cost of goods sold                    27.1%           26.4%          30.6%          19.3%           -20.0%
Royalty expense                        1.2%            1.7%           4.1%         -10.4%           -63.4%
                                     -----           -----          -----          -----            -----
     Gross profit                     71.7%           71.9%          65.3%          16.0%             2.1%
                                     -----           -----          -----          -----            -----
Operating expenses:
   Research and development           10.1%           11.3%          10.5%           3.2%             -.2%
   Selling and marketing              49.3%           44.1%          32.2%          30.3%            26.9%
   General and administrative         12.8%           14.3%          12.2%           4.7%             8.3%
   Provision for distributor
     returns                            .0%            2.4%            .0%        -100.0%             N/A
                                     -----           -----          -----          -----            -----
     Total operating expense          72.2%           72.1%          54.9%          16.6%            21.7%
                                     -----           -----          -----          -----            -----
Income (loss) from operations          -.5%            -.2%          10.4%           N/A              N/A
                                     =====           =====          =====          =====            =====



1996 Compared to 1995

        For the year ended December 31, 1996, net sales of $19.9 million were $2.8 million or 16.5% higher than sales of $17.1 million for the previous year.

        Sales of orthopaedic products, primarily Pro Osteon bone graft substitute material for orthopaedic applications, increased by $3.7 million or 46.6% to $11.7 million compared to $8.0 million for the year ended December 31, 1995. During 1995, the Company began to restructure its distribution channels for the sale of Pro Osteon. Distribution agreements with certain domestic distributors that were not achieving satisfactory market penetration were terminated, and direct sales representatives were recruited and hired for the respective territories. In the first quarter of 1996, the Company continued its restructuring of domestic distribution channels and established an international sales management group. In 1996, Pro Osteon sales through domestic direct sales representatives increased by 146% over 1995, and sales of Pro Osteon to international distributors increased 181% over 1995. These increases were partially offset by a 5.1% decrease in sales to domestic distributors.

        Sales of the Company's OEM products, which consist mostly of porous hydroxyapatite material for orbital implants manufactured for a single customer, increased by 3.9% to $1.11 million for the year ended December 31, 1996 versus $1.07 million for the prior year.

        Sales of the Company's oral/maxillofacial products (titanium dental implant systems and Interpore 200 Porous Hydroxyapatite for dental use) declined by $934,000 or 11.6% from $8.1 million in 1995 to $7.1 million in 1996.
Continued strong competition in this slow growth market along with an absence of the introduction of major new dental product lines have contributed to this decline. In September 1996, the Company signed a letter of intent to sell its dental business to Friatec AG of Mannheim, Germany. Since the transaction was not completed by the deadline provided for in the letter of intent, the period of exclusivity expired. In January 1997, the Company signed a letter of intent to sell the dental business to Steri-Oss, Inc. of Yorba Linda, California. Consummation of the transaction is contingent upon certain conditions including satisfactory completion of due diligence, negotiation of a mutually acceptable definitive agreement, and the approvals of the boards of directors of the two companies.

        For the years ended December 31, 1996 and 1995, gross margins were 71.7% and 71.9% of sales, respectively.

        Total operating expenses for the year ended December 31, 1996 increased by 16.6% or $2.0 million as compared to the same twelve month period of 1995. Research and development expenses increased by 3.2% but declined as a percentage of sales from 11.3% in 1995 to 10.1% in 1996. The $2.3 million or 30.3% increase in selling and marketing expenses from $7.5 million in 1995 to $9.8 million in 1996 primarily related to costs associated with the Company's expanded orthopaedic direct sales force and the orthopaedic international sales management group. General and administrative expenses increased $114,000 or 4.7% but decreased as a percentage of sales to 12.8% in 1996 from 14.3% in 1995. Operating expenses for 1995 included a $411,000 provision for distributor returns to reflect the estimated value of product returns the Company would accept from distributors terminated as of December 31, 1995.

        The decrease of $116,000 in interest income relates to lower average combined cash, cash equivalents and short-term investments primarily resulting from the Company's $1.3 million repurchase of its common stock in 1996. Other income increased $201,000, primarily the result of royalty payments earned on sales of a product line which the Company sold in 1993.

        No provision for income taxes was recorded in 1996, as a result of the Company's utilization of net operating loss carryforwards. The credit for income taxes in 1995 of $1.4 million reflects recognition of $1.5 million of deferred tax assets, primarily consisting of net operating loss carryforwards, which had previously been fully reserved in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.


1995 Compared to 1994

        For the year ended December 31, 1995, net sales totaled $17.1 million. This represented a decrease of $1.4 million or 7.3% versus the previous year's net sales of $18.5 million.

        Sales of orthopaedic products improved 2.5% from $7.8 million in 1994 to $8.0 million in 1995. Sales to distributors declined by $2.1 million due to the termination of distributor agreements and short-term uncertainties caused by the restructuring of the Company's distribution channels for the sale of Pro Osteon, and reduced sales orders to distributors with high levels of inventory. Offsetting the decline in sales to distributors was an increase in sales by direct representatives.

        Sales of the Company's OEM products increased from $900,000 to $1 million from 1994 to 1995.

        Sales of oral/maxillofacial products decreased by $1.7 million or 17% from $9.8 million in 1994 to $8.1 million in 1995. Continued strong competition in this slow growth market along with the lack of major new dental product introductions by the Company contributed to the decline.

        Gross profit increased by $256,000 over the prior year, and as a percentage of sales, the gross margin for 1995 was 71.9% versus 65.3% for 1994. The improvement was caused by an increase in productivity, cost reduction initiatives, the increased percentage of total sales represented by the higher margin Pro Osteon and the expiration of royalties previously paid by the Company on sales of hydroxyapatite products.

        Total operating expenses increased in 1995 by 21.7% or $2.2 million compared to 1994 and as a percentage of sales increased to 72.1% from 54.9%. Research and development expenses were just over $1.9 million for both periods. The expansion of the Company's direct orthopaedic sales force was the primary cause for the 26.9% or $1.6 million increase in selling and marketing expenses from $5.9 million in 1994 to $7.5 million in 1995. Also, the Company recorded a $411,000 provision for distributor returns in 1995 to reflect the estimated value of product returns the Company would accept from certain terminated distributors in 1996. General and administrative expenses increased $188,000 primarily related to an increase in professional fees.

        The $211,000 increase in interest income in 1995 resulted from higher interest rates on the Company's interest-bearing deposits. Other income decreased by $173,000, as 1994 included $210,000 in payments related to the 1993 sale of the assets of Interpore Orthopaedics' ultrasound fracture healing device business.

        The credit for income taxes in 1995 of $1.4 million reflects recognition of $1.5 million of deferred tax assets, primarily consisting of net operating loss carryforwards, which had previously been fully reserved in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Management believes that it is more likely than not that these tax benefits will be realized.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 1996, cash, cash equivalents and short-term investments totaled $10.3 million as compared to $11.6 million at the end of 1995. Total working capital decreased from $17.5 million to $16.9 million and the current ratio improved from 7.8 to 10.4 at December 31, 1995 and 1996, respectively. The decrease in cash, cash equivalents and short-term investments of $1.3 million reflects expenditures made for the Company's repurchase of its common stock during the year.

        The Company's $10.3 million total of cash, cash equivalents and short-term investments remains available to support the Company's continued investment in the development of its business, including the pursuit of FDA approvals for additional indications for the use of Pro Osteon, development or acquisition of new bone graft products or complementary products, and possible acquisitions of businesses. Additionally, the Company has a $5 million revolving line of credit which expires in July 1997 and which had no amount outstanding at December 31, 1996.

        At December 31, 1996, there were no material commitments for capital expenditures.

        The Company believes it currently possesses sufficient resources to meet the cash requirements of its operations for at least the next year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Financial Statements and Supplementary Data of the Company are listed and included under Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          There is hereby incorporated herein by reference the information appearing under the caption "Proposal 1 - Election of Directors" and under the caption "Executive Officers of the Company" of the registrant's definitive Proxy Statement for its 1997 Annual Meeting to be filed with the Securities and Exchange Commission on or before April 30, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

          There is hereby incorporated herein by reference the information appearing under the caption "Executive Compensation" of the registrant's definitive Proxy Statement for its 1997 Annual Meeting to be filed with the Securities and Exchange Commission on or before April 30, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          There is hereby incorporated herein by reference the information appearing under the caption "Voting Securities and Principal Holders Thereof" of the registrant's definitive Proxy Statement for its 1997 Annual Meeting to be filed with the Securities and Exchange Commission prior to April 30, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          There is hereby incorporated herein by reference the information appearing under the caption "Certain Relationships and Transactions" of the registrant's definitive Proxy Statement for its 1997 Annual Meeting to be filed with the Securities and Exchange Commission prior to April 30, 1997.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1)   The following financial statements are referenced in Part II
           Item 8 and submitted herewith:

                                                                  Page Number
                                                                  -----------
Report of Independent Auditors                                        F-1

Consolidated Balance Sheets at December 31, 1996 and 1995             F-2

Consolidated Statements of Income for the Years Ended
  December 31, 1996, 1995 and 1994                                    F-3

Consolidated Statements of Shareholders' Equity for the Years
  Ended December 31, 1996, 1995 and 1994                              F-4

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996, 1995 and 1994                                    F-5

Notes to Consolidated Financial Statements                            F-6

     (2) The following financial statement schedule for the years ended 1996, 1995 and 1994 is submitted herewith:

           Schedule II - Valuation and Qualifying Accounts

           All other schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

     (3) The list of exhibits contained in the Index to Exhibits is submitted herewith.

(b)        No reports on Form 8-K were filed during the fourth quarter of 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               INTERPORE INTERNATIONAL


                                               By:  /s/ DAVID C. MERCER
                                                   -----------------------------
                                                        David C. Mercer
                                                   President and Chief Executive
                                                   Officer

                                                   Date:  March 20, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                           TITLE                            DATE
                                                           -----                            ----
 /s/ DAVID C. MERCER                             President, Chief Executive            March 20, 1997
 -------------------------------------------     Officer and Director
     David C. Mercer                             (Principal Executive Officer)


 /s/ RICHARD L. HARRISON                         Vice President - Finance,             March 20, 1997
 -------------------------------------------     Chief Financial Officer and
     Richard L. Harrison                         Secretary (Principal
                                                 Financial and Accounting
                                                 Officer)


 /s/ GEORGE W. SMYTH, JR.                          Chairman of the Board               March 20, 1997
 -------------------------------------------
     George W. Smyth, Jr.



 /s/ WILLIAM A. EISENECHER                                Director                     March 20, 1997
 -------------------------------------------
     William A. Eisenecher




 /s/ G. BRADFORD JONES                                    Director                     March 20, 1997
 -------------------------------------------
     G. Bradford Jones




 /s/ GUY P. NOHRA                                         Director                     March 20, 1997
 -------------------------------------------
     Guy P. Nohra

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors
Interpore International

We have audited the accompanying consolidated balance sheets of Interpore International as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interpore International at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                             ERNST & YOUNG  LLP


Orange County, California
February 7, 1997

                            Interpore International
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         DECEMBER 31,
                                                                                   ---------------------------
                                                                                      1996             1995
                                                                                   ----------        ---------
ASSETS
Current assets:
     Cash and cash equivalents                                                       $  6,112         $  3,694
     Short-term investments                                                             4,220            7,935
     Accounts receivable, less allowance for doubtful accounts of
          $339 and $523 in 1996 and 1995, respectively                                  3,771            3,175
     Inventories                                                                        3,462            3,757
     Prepaid expenses                                                                     436              480
     Deferred income taxes                                                                596              596
     Other current assets                                                                 107              438
                                                                                     --------         --------
Total current assets                                                                   18,704           20,075

Property, plant and equipment, net                                                        688              699
Deferred income taxes                                                                     904              904
Other assets                                                                               27               27
                                                                                     --------         --------
Total assets                                                                         $ 20,323         $ 21,705
                                                                                     ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                $    629         $    860
     Accrued compensation and related expenses                                            591              374
     Accrued sales taxes                                                                  252              374
     Accrued distributor returns                                                            -              411
     Deferred rent payable                                                                103              151
     Other accrued liabilities                                                            212              287
     Current portion of long-term debt                                                      5              113
                                                                                     --------         --------
Total current liabilities                                                               1,792            2,570
                                                                                     --------         --------

Long-term debt                                                                              -               78

Commitments and contingencies

Shareholders' equity:
      Series E convertible preferred stock, voting, no par value:
          Authorized, issued and outstanding shares - 76,593 at December 31,
          1996 and 240,505 at December 31, 1995; aggregate liquidation value of
          $574 at December 31, 1996 and $1,804 at December 31, 1995                       484            1,520
     Preferred stock:
          Authorized shares - 296,358; issued and outstanding shares - none                 -                -
     Common stock, no par value:
          Authorized shares - 20,000,000; issued and outstanding shares -
          6,945,447 at December 31, 1996 and 6,958,642 at December 31, 1995            35,433           35,581
     Accumulated deficit                                                              (17,386)         (18,044)
                                                                                     --------         --------
Total shareholders' equity                                                             18,531           19,057
                                                                                     --------         --------
Total liabilities and shareholders' equity                                           $ 20,323         $ 21,705
                                                                                     ========         ========



See accompanying notes.

                            Interpore International
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         YEAR ENDED DECEMBER 31,
                                               ------------------------------------------
                                                 1996             1995             1994
                                                -------          -------          -------
Net sales                                       $19,917          $17,103          $18,458
Cost of goods sold                                5,394            4,520            5,648
Royalty expense                                     249              278              761
                                                -------          -------          -------
Gross profit                                     14,274           12,305           12,049
                                                -------          -------          -------
Operating expenses:
     Research and development                     2,001            1,939            1,942
     Selling and marketing                        9,826            7,544            5,945
     General and administrative                   2,552            2,438            2,250
     Provision for distributor returns                -              411                -
                                                -------          -------          -------
Total operating expenses                         14,379           12,332           10,137
                                                -------          -------          -------
Income (loss) from operations                      (105)             (27)           1,912
                                                -------          -------          -------
Interest income                                     553              669              458
Interest expense                                    (28)             (45)             (67)
Other income                                        238               37              210
                                                -------          -------          -------
Total interest and other income, net                763              661              601
                                                -------          -------          -------
Income before taxes                                 658              634            2,513
Provision (credit) for income taxes                   -           (1,404)             101
                                                -------          -------          -------
Net income                                      $   658          $ 2,038          $ 2,412
                                                =======          =======          =======

Net income per share                            $   .09          $   .27          $   .32
                                                =======          =======          =======
Shares used in computing net income per share     7,468            7,535            7,568
                                                =======          =======          =======


See accompanying notes.

                            Interpore International
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                               Series E Convertible
                                                  Peferred Stock                Common Stock
                                               --------------------         -------------------       Accumulated
                                               Shares       Amount          Shares       Amount          Deficit
                                               ------      -------          ------       ------        -----------
Balance at December 31, 1993                      594       $3,754           6,196      $31,209        $(22,494)
     Exercise of stock options                      -            -              83          108               -
     Conversion of preferred stock
          into common stock                       (80)        (508)             81          508               -
     Exercise of underwriters' over-
          allotment option                          -            -             330        2,148               -
     Net income                                     -            -               -            -           2,412
                                                 ----      -------           -----      -------        --------
Balance at December 31, 1994                      514        3,246           6,690       33,973         (20,082)

     Exercise of stock options                      -            -              31           74               -
     Conversion of preferred stock
          into common stock                      (273)      (1,726)            275        1,726               -
      Issuances under employee stock
          purchase plan                             -            -               7           36               -
     Repurchase of common stock                     -            -             (44)        (228)              -
     Net income                                     -            -               -            -           2,038
                                                 ----      -------           -----      -------        --------
Balance at December 31, 1995                      241        1,520           6,959       35,581         (18,044)

     Exercise of stock options                      -            -              51           75               -
     Conversion of preferred stock
          into common stock                      (164)      (1,036)            164        1,036               -
      Issuances under employee stock
          purchase plan                             -            -              12           64               -
     Repurchase of common stock                     -            -            (241)      (1,323)              -
     Net income                                     -            -               -            -             658
                                                 ----      -------           -----      -------        --------
Balance at December 31, 1996                       77      $   484           6,945      $35,433        $(17,386)
                                                 ====      =======           =====      =======        ========


See accompanying notes.

                            INTERPORE INTERNATIONAL
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              YEAR ENDED DECEMBER 31,
                                                                     -----------------------------------------
                                                                       1996             1995            1994
                                                                     --------         --------        ---------
OPERATING ACTIVITIES
Net income                                                         $   658            $ 2,038          $ 2,412
Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
          Depreciation and amortization                                371                323              301
          Changes in operating assets and liabilities:
               Accounts receivable                                    (596)               902           (1,965)
               Inventories                                             295             (1,512)            (542)
               Prepaid expenses                                         44               (232)             (44)
               Other assets                                            331                (26)             (70)
               Deferred income taxes                                     -             (1,500)               -
               Accounts payable                                       (231)              (174)             467
               Accrued liabilities                                    (439)               (40)            (282)
                                                                   -------            -------          -------
Net cash provided by (used in) operating activities                    433               (221)             277
                                                                   -------            -------          -------
INVESTING ACTIVITIES
Purchases of short-term investments, net                             3,715             (1,979)          (5,956)
Capital expenditures                                                  (360)              (220)            (411)
                                                                   -------            -------          -------
Net cash provided by (used in) investing activities                  3,355             (2,199)          (6,367)
                                                                   -------            -------          -------
FINANCING ACTIVITIES
Repurchase of common stock                                          (1,323)              (228)               -
Proceeds from exercise of stock options                                 75                 74              108
Proceeds from employee stock purchase plan                              64                 36                -
Proceeds from issuance of common stock                                   -                  -            2,148
Repayments of notes payable                                              -                (79)            (298)
Repayment of lease financing                                          (186)               (99)             (87)
                                                                   -------            -------          -------
Net cash provided by (used in) financing activities                 (1,370)              (296)           1,871
                                                                   -------            -------          -------
Net increase (decrease) in cash and cash equivalents                 2,418             (2,716)          (4,219)
Cash and cash equivalents at beginning of year                       3,694              6,410           10,629
                                                                   -------            -------          -------
Cash and cash equivalents at end of year                           $ 6,112            $ 3,694          $ 6,410
                                                                   =======            =======          =======


See accompanying notes.

                            Interpore International
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND DESCRIPTION OF BUSINESS

Interpore International (the "Company") is a biomaterials company that develops, manufactures and markets synthetic bone graft materials for the orthopaedic, oral and maxillofacial markets. The Company distributes these products in the United States and internationally. The Company also distributes manual arthroscopy instruments and titanium dental implant systems in the United States and internationally.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Interpore Orthopaedics, Inc. ("Orthopaedics") and Interpore Dental, Inc. ("Dental"), after elimination of all significant intercompany transactions. Certain amounts have been reclassified to conform to the 1996 presentation.

REVENUE RECOGNITION

Revenue from product sales is recognized at the time of shipment. Provision is made currently for estimated product returns based on historical experience and other known factors.

PER SHARE INFORMATION

The calculations of net income per share are based on the weighted average number of common shares and common share equivalents outstanding during the periods presented. Common share equivalents result from the dilutive effect, if any, of outstanding options to purchase common stock.

CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company operates in markets which are subject to rapid technological advancement and significant government regulation. The introduction of technologically advanced products by competitors and increased regulatory barriers could have a material impact on the future operations of the Company.

In the normal course of business, the Company provides credit to its customers. At December 31, 1996, 81% of the Company's accounts receivable are from domestic customers, and 19% are from foreign customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations. As of December 31, 1996, the Company had no significant concentrations of credit risk. Sales to domestic customers were 90%, 90% and 92% of total sales in 1996, 1995 and 1994, respectively, and sales to foreign customers were 10%, 10% and 8% of total sales in 1996, 1995 and 1994, respectively. All sales to foreign customers for the periods presented were denominated in United States dollars.

SHORT-TERM INVESTMENTS

The Company invests excess cash in United States Treasury securities and high grade corporate marketable securities. Highly liquid investments with a maturity of three months or less are classified as cash equivalents. Short-term investments consist of highly liquid investments with a maturity of more than three months when purchased. Pursuant to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company's short-term investments are classified as available-for-sale securities and are reported at fair market value. At December 31, 1996, there were no material unrealized gains or losses on the short-term investments. All of the Company's short-term investments at December 31, 1996 mature within twelve months, with the exception of $1.0 million which matures in February 1998.

INVENTORIES

Inventories are stated at the lower of average cost or market. Inventories are comprised of the following (in thousands):

                                                         1996       1995
                                                       ------      ------
Raw material                                           $  692      $  854
Work-in-process                                           385         523
Finished goods                                          2,385       2,380
                                                       ------      ------
                                                       $3,462      $3,757
                                                       ======      ======

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following (in thousands):

                                                       1996            1995
                                                     -------         -------
Machinery and equipment                              $ 2,143         $ 1,924
Furniture and fixtures                                   469             351
Tooling                                                  116             101
Leasehold improvements                                   114             106
                                                      ------          ------
Property, plant and equipment, at cost                 2,842           2,482
Less accumulated depreciation and amortization        (2,154)         (1,783)
                                                     -------         -------
Property, plant and equipment, net                   $   688         $   699
                                                     =======         =======

DEPRECIATION AND AMORTIZATION

Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

Machinery and equipment        3 to 5 years
Furniture and fixtures         5 years
Tooling                        3 years
Leasehold improvements         Lesser of estimated useful life or term of lease

PROVISION FOR DISTRIBUTOR RETURNS

In 1995, the Company commenced a significant restructuring of its distribution channels for the sale of the Company's synthetic bone graft materials. As of December 31, 1995, certain distributors had been notified of the termination of their distribution agreements with the Company. A $411,000 provision was recorded in 1995 to reflect the estimated value of product returns the Company accepted from these terminated distributors in 1996.

CONSOLIDATED STATEMENTS OF CASH FLOWS

The Company paid income taxes of $62,000, $128,000 and $26,000 and interest of $28,000, $45,000 and $67,000 in 1996, 1995 and 1994, respectively. Additions to obligations under capital leases were $42,000 in 1994.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.


2. DEBT

Long-term debt is comprised of the following (in thousands):

                                            1996           1995
                                            ----           -----
Equipment lease line                        $ 5            $ 191
Less current portion                         (5)            (113)
                                            ---            -----
                                            $ -            $  78
                                            ===            =====

The net book value of assets under the lease line were $4,000 and $166,000 at December 31, 1996 and 1995, respectively.

The Company has available a $5 million line of credit facility with its primary bank. The line is secured by substantially all of the assets of the Company and Orthopaedics, bears interest at the bank's prime rate (8.25% at December 31, 1996), and matures July 5, 1997. The facility contains certain financial covenants with which the Company was in compliance at December 31, 1996. No amount was outstanding under the facility at December 31, 1996.


3.  SHAREHOLDERS' EQUITY

INITIAL PUBLIC OFFERING

In October 1993, the Board of Directors increased the number of authorized common shares with no par value to 20 million shares and authorized 296,358 shares of preferred stock, no par value.

In December 1993, the Company completed an initial public offering of 1,760,000 shares of its common stock at a price of $7.00 per share. The net proceeds raised by the Company were approximately $10.9 million. In January 1994, the Company sold an additional 330,000 shares of its common stock for net proceeds of approximately $2.1 million upon the exercise of the underwriters' over-allotment option granted in connection with the Company's initial public offering.

SERIES E CONVERTIBLE PREFERRED STOCK

The terms of the Series E Convertible Preferred Stock provide for noncumulative dividends to be paid at the times and in the amounts paid per share on the common stock and a liquidation preference at an amount no greater than $7.50 per share. The Series E Convertible Preferred Stock has no redemption rights (although the Company may redeem the stock in certain circumstances) and is convertible into common stock at conversion ratios averaging 1.005 shares of common stock for each share of preferred stock, subject to certain antidilution provisions. In addition, the Series E Convertible Preferred Stock will automatically convert into common stock at such time as the closing sale price of the Company's common stock as reported on The Nasdaq Stock Market has been at least $10.00 per share for at least 20 out of 30 consecutive trading days.

STOCK OPTIONS

The Company's Amended and Restated Stock Option Plan (the "Amended Plan") and the 1995 Stock Option Plan (the "1995 Plan") provide for the granting of incentive and non-qualified stock options to directors, officers, consultants and key employees to purchase shares of its common stock. The Company's Stock Option Plan for Non-Employee Directors (the "Directors Plan"), adopted May 25, 1995, provides for automatic grants of non-qualified stock options to non-employee directors at set times in set amounts. The minimum exercise price for options granted under all plans is the fair market value of the Company's common stock on the date of grant. The options generally vest annually over a four-year period commencing on the first anniversary of the date of grant. The options typically expire after 10 years.

The Amended Plan provides for up to 1,211,049 shares to be issued pursuant to options granted under the plan. At December 31, 1995, the Amended Plan was terminated with respect to all future option grants.

The 1995 Plan provides for a maximum of 1.5 million shares to be issued pursuant to options granted under the plan. The number of shares reserved for issuance under this plan increases annually by an amount equal to 3% of the number of shares of common stock issued and outstanding as of the close of business on December 31 of the immediately preceding year, up to the plan maximum of 1.5 million shares. The maximum number of shares which may be issued pursuant to options granted during 1997 is approximately 239,000.

The Directors Plan provides for a maximum of 200,000 shares to be issued pursuant to options granted under the plan. At December 31, 1996, there were approximately 141,000 shares available for grant under the Directors Plan.

The following is a summary of stock option activity for the periods indicated:

                                                               1996               1995               1994
                                                          ---------------    ---------------     ------------
Options outstanding at beginning of year                        1,202,857            959,917          581,947
Options granted during the year                                   261,000            290,750          547,850
Options exercised during the year                                 (51,215)           (31,289)         (82,525)
Options forfeited during the year                                  (9,515)           (16,521)         (87,355)
                                                           --------------     --------------    -------------
Options outstanding at end of year                              1,403,127          1,202,857          959,917
                                                           ==============     ==============    =============
Exercise price of options outstanding at
  end of the period                                        $1.00 to $9.00     $1.00 to $9.00    $.30 to $9.00
                                                           ==============     ==============    =============
Exercise price of options exercised
  during the period                                        $1.00 to $2.50     $ .30 to $2.50    $.25 to $5.00
                                                           ==============     ==============    =============
Options exercisable at end of year                                695,911            456,663          256,628
                                                           ==============     ==============    =============

The weighted average exercise price per share for each stock option activity and the estimated fair value per share of options granted for the periods indicated follows:

                                                        1996         1995
                                                       -----        -----
Weighted average exercise price per share of:
     Options outstanding at beginning of year          $5.07        $4.74
     Options granted during the year                    5.32         5.92
     Options exercised during the year                  1.46         2.19
     Options forfeited during the year                  5.47         6.08
     Options outstanding at end of year                 5.24         5.07

Estimated fair value per share of options
    granted during the year                             2.73         3.04

The weighted average remaining contractual life of stock options outstanding at December 31, 1996 and 1995 were approximately 7.4 and 7.9 years, respectively.

EMPLOYEE STOCK PURCHASE PLAN

In June 1994, the Company's shareholders approved the adoption of a qualified employee stock purchase plan which allows employees to purchase shares of the Company's common stock every six months through payroll deductions. The purchase price for the shares is 85% of the lesser of the fair market value of such shares on the first or last day of each six-month period. The plan provides for a maximum of 100,000 shares to be issued pursuant to the plan. As of December 31, 1996, 19,538 shares of common stock had been issued pursuant to the plan.

SHAREHOLDER RIGHTS PLAN

Effective August 1995, the Company's Board of Directors adopted a Shareholder Rights Plan. Every share of the Company's common stock currently issued or to be issued is accompanied by one right, and every common share issued upon conversion of the Company's preferred stock also will be accompanied by one right. The plan provides for the rights to become exercisable upon the earlier to occur of (i) ten days following the announcement that a person or group of persons has acquired or obtained the right to acquire 20% or more of the Company's common stock, or (ii) ten days following the announcement or commencement of a tender offer which would result in ownership of 20% or more of the common stock.

If any person or group of persons acquires 20% or more of the Company's common stock, each right, once exercisable and excluding any rights acquired by the 20% holder, will entitle its holder to purchase that number of additional shares of the Company's common stock having a market value of twice the rights' exercise price. If the Company is involved in a merger or other business combination involving the exchange of the Company's common stock for stock of an acquiring company at any time after the rights become exercisable, each right will entitle its holder to purchase that number of the acquiring company's common stock having a market value of twice the rights' exercise price.

The rights' current exercise price is $33.00. The exercise price and the number of shares issuable upon exercise are subject to adjustment from time to time to prevent dilution. The rights will expire on August 28, 2005, subject to the Company's right to extend such date, unless earlier redeemed or exchanged by the Company or terminated. The Company is entitled to redeem the rights at one cent per right at any time before they become exercisable.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for employee stock options granted on or after January 1, 1995 under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: a risk free interest rate of 6%, a volatility factor of the expected market price of the Company's common stock of .51, a weighted-average expected life of the option of five years and no dividend yield.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information, which reflects the charges related to options issued in 1996 and 1995 and may not be indicative of such charges in future periods, is as follows:
                                                    1996             1995
                                                    ----            ------
Pro forma net income (in thousands)                 $328            $1,911
Pro forma net income per share                      $.04            $  .25

4. INCOME TAXES

The Company uses the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are recognized and measured based on the likelihood of realization of the related tax benefit in the future.

A reconciliation of the provision (credit) for income taxes using the federal statutory rate to the book provision for income taxes follows (in thousands):

                                                                    1996           1995              1994
                                                                    ----          -------           -------
Statutory federal provision for income taxes                       $ 224          $   216           $  880
Increase (decrease) in taxes resulting from:
     Realization of loss carryforwards                              (224)            (216)            (880)
     Federal alternative minimum tax                                   -               58               70
     State tax, net of federal benefit                                 -               38               31
     Reduction in valuation allowance                                  -           (1,500)               -
                                                                   -----          -------             ----
                                                                   $   -          $(1,404)            $101
                                                                   =====          =======             ====

Significant components of the provision (credit) for income taxes are as follows (in thousands):

                                         1996            1995
                                         ----          -------
Current expense:
     Federal                             $ -           $    58
     State                                 -                38
                                         ---           -------
Total current                              -                96
                                         ---           -------
Deferred credit:
     Federal                               -            (1,275)
     State                                 -              (225)
                                         ---           -------
Total deferred                             -            (1,500)
                                         ---           -------
                                         $ -           $(1,404)
                                         ===           =======

At December 31, 1996, the Company has unused net operating loss carryforwards of approximately $8.6 million for federal income tax purposes which expire beginning in 2001. The Company also has federal and California research and development tax credit and alternative minimum tax credit carryforwards of approximately $245,000 and $120,000, respectively. The research and development tax credit began to expire in 1996. Prior to 1995, a valuation allowance was recorded to entirely offset the tax benefits of these carryforwards. In 1995, the valuation allowance was reduced to recognize the future tax benefits which management believes are more likely than not to be realized.

The Tax Reform Act of 1986 includes provisions which significantly limit the potential use of net operating losses and tax credit carryforwards in situations where there is a change in ownership, as defined, of more than 50% during a cumulative three-year period. Accordingly, if a change in ownership occurs, the ultimate benefit realized from these carryforwards may be significantly reduced in total, and the amount that may be utilized in any given year may be significantly limited. California has enacted similar legislation. The Company has had stock issuances during the past three years; however, these issuances did not cause a greater than 50% change in ownership at December 31, 1996.

In addition to the net operating losses discussed above, the Company has net operating loss carryforwards and research and development tax credit carryforwards at December 31, 1996 of approximately $7.4 million and $55,000, respectively, for federal income tax purposes resulting from the acquisition of Orthopaedics. As a result of the acquisition, Orthopaedics experienced a more than 50% ownership change. Accordingly, under the provisions of the 1986 Tax Reform Act, the use of Orthopaedics' net operating loss carryforwards is limited to approximately $300,000 per year. These carryforwards expire beginning in the year 2001. As a result of the annual limitation, it is estimated that a maximum of $3.9 million in net operating loss carryforwards will be available for use prior to expiration. The ultimate realization of the benefits of these loss and credit carryforwards is dependent on future profitable operations of Orthopaedics.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred tax asset at December 31, 1996 and 1995 consist of the following (in thousands):

                                                                           1996             1995
                                                                        --------         --------
Interpore net operating loss carryforwards                              $  2,935         $  2,887
Orthopaedics net operating loss carryforwards                              1,317            1,530
Research and development and alternative minimum tax
     credit carryforwards                                                    363              351
Orthopaedics research and development tax credit carryforward                 19               19
Reserves and accruals not currently deductible for tax purposes              387              608
Inventory capitalization                                                     270              136
Depreciation not currently deductible for tax purposes                        58               59
                                                                         -------          -------
Total deferred tax assets                                                  5,349            5,590
Less valuation allowance                                                  (3,849)          (4,090)
                                                                         -------          -------
Net deferred tax asset                                                   $ 1,500          $ 1,500
                                                                         =======          =======


5. COMMITMENTS AND CONTINGENCIES

LICENSE AGREEMENTS

The Company paid royalties ranging from 1% to 8% of net sales of certain of its dental products. Rights to sell the products had been licensed to the Company under an agreement with a patent right holder that expired on January 1, 1996. The parties to the agreement have been operating under substantially similar terms as those set out in the original agreement.

LITIGATION

In the ordinary course of its business, the Company is subject to legal proceedings, claims and liabilities, including product liability matters. In the opinion of management, the amount of ultimate liability with respect to any known proceedings or claims will not materially affect the financial position or results of operations of the Company.

LEASE COMMITMENTS

Future minimum rentals under noncancelable operating leases for manufacturing and office facilities and equipment at December 31, 1996 are as follows (in thousands):


      1997                                               $  550
      1998                                                  453
      1999                                                  434
      2000                                                  432
      Thereafter                                            949
                                                         ------
                                                         $2,818
                                                         ======

Rent expense was $674,000, $649,000 and $537,000 in 1996, 1995 and 1994,
respectively.

The lease for the Company's principal office and manufacturing facility, which was extended and now expires January 31, 2003, provides a right to extend the lease for an additional five years at the fair market lease rate of the facility on the extension date, but not less than the rate paid by the Company during the month immediately preceding the commencement of the extension period.


6.  SUBSEQUENT EVENT

In January 1997, the Company signed a letter of intent to sell substantially all the assets of Dental to Steri-Oss, Inc. of Yorba Linda, California. Consummation of the transaction is contingent upon certain conditions including satisfactory completion of due diligence, negotiation of a mutually acceptable definitive agreement, and the approval of the boards of directors of the Company and Steri-Oss, Inc.


7.  QUARTERLY RESULTS (UNAUDITED)

The following table presents a summary of the quarterly results of operations for 1996 and 1995:

                                                                       Quarter
                                                  ------------------------------------------------------
(in thousands, except per share data)             First           Second            Third         Fourth
-------------------------------------             ------          ------            ------        ------
1996
Net sales                                         $4,996           $4,892           $4,733         $5,296
Gross profit                                       3,590            3,620            3,352          3,712
Net income                                           175              117              127            239
Net income per share                              $  .02           $  .02           $  .02         $  .03

1995
Net sales                                         $4,248           $4,301           $4,392         $4,162
Gross profit                                       3,042            3,263            3,110          2,890
Net income                                           438              448              369            783(1)
Net income per share                              $  .06           $  .06           $  .05         $  .10

------------------
(1) During the fourth quarter of 1995, the Company recorded a $411,000 provision for distributor returns to reflect the estimated value of product returns the Company would accept from distributors terminated as of December 31, 1995. A $1.5 million credit was recorded in the fourth quarter of 1995 to reflect the reduction in the valuation allowance against deferred tax assets.

                            Interpore International
                 Schedule II- Valuation and Qualifying Accounts
                  Years ended December 31, 1996, 1995 and 1994



                                            BALANCE AT                                         BALANCE AT
                                            BEGINNING         ADDITIONS                           END OF
             DESCRIPTION                    OF PERIOD        (DEDUCTIONS)      WRITE-OFFS         PERIOD
           --------------                   ---------        ------------      ----------      ----------
Year ended December 31, 1996:
     Accounts receivable allowance
          for doubtful accounts              $523,000          $(126,000)       $ 58,000         $339,000
     Inventory reserve for excess
          and obsolescence                    281,000            489,000               -          770,000

Year ended December 31, 1995:
     Accounts receivable allowance
          for doubtful accounts               508,000             80,000          65,000          523,000
     Inventory reserve for excess
          and obsolescence                    200,000            120,000          39,000          281,000

Year ended December 31, 1994:
     Accounts receivable allowance
          for doubtful accounts               400,000            108,000               -          508,000
     Inventory reserve for excess
          and obsolescence                    350,000            121,000         271,000          200,000

                                 EXHIBIT INDEX

                                                                                               Sequentially
   Exhibit                                                                                       Numbered
   Number                                        Description                                       Page
   ------                                        -----------                                   ------------
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

    4.02         First Amendment to the Rights Agreement, executed on November 1, 1995(8)

   10.01         Revised License Agreement dated March 12, 1984, between Registrant and
                 Research Corporation Technologies, Inc., as amended by a First Amendment dated December 7, 1984, and as further amended by a Fourth Amendment dated July 22, 1988(1)

   10.02         Single Tenant Lease dated July 25, 1991 between Registrant and The Irvine
                 Company(1) as amended by a Third Amendment to Lease dated December 11,
                 1996.

   10.03         Koll Business Center Lease between Registrant and Airport Industrial
                 Park(1)

   10.04         Asset Purchase Agreement dated March 1, 1993 regarding sale of assets of
                 Interpore Orthopaedics, Inc. to Applied Epigenetics, Inc.(1)

   10.05         Cancellation and Release Agreement dated March 1, 1993 among Registrant,
                 Interpore Orthopaedics, Inc., Pfizer, Inc. and Howmedica, Inc.(1)

   10.06         Series E Preferred Stock and Common Stock Warrant Purchase Agreement
                 dated December 19, 1991(1)

   10.07         Series E Preferred Stock Purchase Agreement dated October 30,
                 1992(1)

   10.08         Amended Schedule to Loan and Security Agreement dated July 25, 1996 among
                 Registrant, Interpore Orthopaedics, Inc. and Silicon Valley Bank(9)


   10.09         Amendment to the Loan Agreement dated July 25, 1996 among Registrant,
                 Interpore Orthopaedics, Inc. and Silicon Valley Bank(9)

                                                                                               Sequentially
   Exhibit                                                                                       Numbered
   Number                                        Description                                       Page
   ------                                        -----------                                   ------------
   10.10         Amended and Restated Stock Option Plan dated March 19, 1991(2), First
                 Amendment to the Amended and Restated Stock Option Plan, effective
                 October 15, 1991(1); Amendment to the Amended and Restated Stock Option
                 Plan dated September 17, 1994(4)

   10.11         Employee Qualified Stock Purchase Plan(3)

   10.12         1995 Stock Option Plan(3)

   10.13         Stock Option Plan for Non-Employee Directors of Interpore International(7)

   10.14         Form of Indemnification Agreement(1)

   11.01         Computations of Net Income per Share

   23.01         Consent of Ernst & Young LLP, independent auditors

   27.01         Financial Data Schedule

--------------------

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