Form 10-Q
period 1997-03-31
INTERPORE INTERNATIONAL /CA/
filed 1997-05-13
CIK 854093

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to _________

                           Commission File No. 0-22598

                             INTERPORE INTERNATIONAL
--------------------------------------------------------------------------------
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


                                 NOT APPLICABLE
 -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]


         As of May 7, 1996, there were 6,956,546 shares of the registrant's common stock issued and outstanding.

                             Interpore International

                                      Index

                                                                                          Page(s)
                                                                                          -------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of March 31, 1997
           (unaudited) and December 31, 1996 ............................................    3

           Condensed Consolidated Statements of Income (unaudited) for the three
           month periods ended March 31, 1997 and March 31, 1996 ........................    4

           Condensed Consolidated Statements of Cash Flows (unaudited) for the
           three month periods ended March 31, 1997 and March 31, 1996 ..................    5

           Notes to Condensed Consolidated Financial Statements .........................    6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations ........................................................    8

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K .............................................   10

                            Interpore International
                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                             March 31,    December 31,
                                                                               1997           1996
                                                                            -----------   ------------
                                                                            (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                $  8,211     $  6,112
    Short-term investments                                                      3,054        4,220
    Accounts receivable, less allowance for doubtful accounts of
      $327 and $339 in 1997 and 1996, respectively                              3,148        3,771
    Inventories                                                                 3,361        3,462
    Prepaid expenses                                                              710          436
    Deferred income taxes                                                         596          596
    Other current assets                                                          124          107
                                                                             --------      -------
Total current assets                                                           19,204       18,704

Property, plant and equipment, net                                                606          688
Deferred income taxes                                                             904          904
Other assets                                                                       28           27
                                                                             ========     ========
Total assets                                                                 $ 20,742     $ 20,323
                                                                             ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                        $    779          629
     Accrued compensation and related expenses                                    463          591
     Accrued sales taxes                                                          281          252
     Deferred rent payable                                                         81          103
     Other accrued liabilities                                                    318          212
     Current portion of long-term debt                                              3            5
                                                                             --------     --------
Total current liabilities                                                       1,925        1,792
                                                                             --------     --------
Contingencies

Shareholders' equity:
   Series E convertible preferred stock, voting, no par value:
     Authorized, issued and outstanding shares - 76,593 at
     March 31, 1997 and December 31, 1996; aggregate liquidation
     value of $574 at March 31, 1997 and December 31, 1996                        484          484
   Preferred stock: Authorized shares - 296,358; issued and
     outstanding shares - none                                                      -            -
   Common stock, no par value: Authorized shares - 20,000,000;
     issued and outstanding shares - 6,956,547 at March 31, 1997
     and 6,945,447 at December 31, 1996                                        35,460       35,433
Accumulated deficit                                                           (17,127)     (17,386)
                                                                             --------     --------
Total shareholders' equity                                                     18,817       18,531
                                                                             ========     ========
Total liabilities and shareholders' equity                                   $ 20,742     $ 20,323
                                                                             ========     ========


See accompanying notes.

                             Interpore International
                   Condensed Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                Three months ended March 31,
                                                                                -----------------------------
                                                                                  1997                  1996
                                                                                -------                ------
Net sales                                                                        $4,725                $4,996
Cost of goods sold                                                                1,269                 1,331
Royalty expense                                                                      34                    75
                                                                                 ------                ------
Gross profit                                                                      3,422                 3,590
                                                                                 ------                ------
Operating expenses:
     Research and development                                                       529                   500
     Selling and marketing                                                        2,247                 2,387
     General and administrative                                                     619                   699
                                                                                 ------                ------
Total operating expenses                                                          3,395                 3,586
                                                                                 ------                ------
Income from operations                                                               27                     4
                                                                                 ------                ------
Interest income                                                                     139                   140
Interest expense                                                                     (4)                   (9)
Other income                                                                         97                    40
                                                                                 ------                ------
Total interest and other income, net                                                232                   171
                                                                                 ------                ------
Income before taxes                                                                 259                   175
Provision for income taxes                                                            -                     -
                                                                                 ------                ------
Net income                                                                       $  259                $  175
                                                                                 ======                ======

Net income per share                                                             $  .04                $  .02
                                                                                 ======                ======

Shares used in computing net income per share                                     7,316                 7,509
                                                                                 ======                ======


                            See accompanying notes.

                             Interpore International
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                 Three months ended March 31,
                                                                               -------------------------------
                                                                                  1997                  1996
                                                                               ---------              --------
OPERATING ACTIVITIES
Net income                                                                     $    259               $    175
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
          Depreciation and amortization                                              96                     89
          Changes in operating assets and liabilities:
               Accounts receivable                                                  623                   (305)
               Inventories                                                          101                    (91)
               Prepaid expenses                                                    (274)                  (322)
               Other assets                                                         (18)                   288
               Accounts payable                                                     150                   (360)
               Accrued liabilities                                                  (15)                   185
                                                                                -------               --------
Net cash provided by (used in) operating activities                                 922                   (341)
                                                                                -------               --------

INVESTING ACTIVITIES
Sales of short-term investments, net                                              1,166                  7,935
Capital expenditures                                                                (14)                  (224)
                                                                                -------               --------
Net cash provided by investing activities                                         1,152                  7,711
                                                                                -------               --------
FINANCING ACTIVITIES
Proceeds from exercise of stock options                                              27                     15
Repayment of lease financing                                                         (2)                   (28)
                                                                                -------               --------
Net cash provided by (used in) financing activities                                  25                    (13)
                                                                                -------               --------
Net increase in cash and cash equivalents                                         2,099                  7,357
Cash and cash equivalents at beginning of period                                  6,112                  3,694
                                                                                =======               ========
Cash and cash equivalents at end of period                                      $ 8,211               $ 11,051
                                                                                =======               ========


See accompanying notes.

                             Interpore International
              Notes to Condensed Consolidated Financial Statements


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Interpore International (the "Company") without audit, pursuant to Securities and Exchange Commission regulations. In the opinion of management, the unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position at March 31, 1997 and the consolidated statements of income and cash flows for the three month periods ended March 31, 1997 and 1996.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Interpore Orthopaedics, Inc. and Interpore Dental, Inc., after elimination of all significant intercompany transactions.

The statements of income and cash flows for the 1997 interim periods are not necessarily indicative of results to be expected for the full year.

These consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission.


2.  INVENTORIES

Inventories are stated at the lower of average cost or market and consist of the following (in thousands):

                                           March 31,          December 31,
                                             1997                1996
                                          ---------           ------------
     Raw materials                         $  824               $  692
     Work-in-process                          300                  385
     Finished goods                         2,237                2,385
                                           ======               ======
                                           $3,361               $3,462
                                           ======               ======


3.  CONTINGENCIES

In the ordinary course of its business, the Company is subject to legal proceedings, claims and liabilities, including product liability matters. In the opinion of management, the amount of ultimate liability with respect to any known proceedings or claims will not materially affect the financial position or results of operations of the Company.

4.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, FASB Statement of Financial Accounting Standards No. 128 (SFAS
128) was issued and is effective for interim and annual periods ending after December 15, 1997. SFAS 128 requires presentation of both basic and dilutive earnings per share. Management believes that basic and dilutive earnings per share will not differ materially from the earnings per share amounts in the accompanying statements of income.


5.  SUBSEQUENT EVENT

In April 1997, the Company entered into a definitive agreement for the sale of its dental implant business to Steri-Oss Inc. of Yorba Linda, California. In May 1997, the sale was completed, and the Company received an initial cash payment of $1.5 million. A deferred cash payment of up to $1.5 million, subject to certain purchase price adjustments, is due in January 1998. The Company anticipates that there will be a loss on the transaction, which will be recorded in the second quarter of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

The following table presents the Company's results of operations as percentages:

                                                                Three months ended March 31,
                                                         ----------------------------------------
                                                           1997        1996       1997 vs. 1996
                                                         -------     --------     -------------
Net sales                                                100.0%       100.0%           (5.4%)
Cost of goods sold                                        26.9%        26.6%           (4.7%)
Royalty expense                                             .7%         1.5%          (54.7%)
                                                         ------       ------          -------
    Gross profit                                          72.4%        71.9%           (4.7%)
                                                         ------      -------          -------
Operating expense:
  Research and development                                11.2%        10.0%            5.8%
  Selling and marketing                                   47.5%        47.8%           (5.9%)
  General and administrative                              13.1%        14.0%          (11.4%)
                                                         ------       ------          -------
Total operating expenses                                  71.8%        71.8%           (5.3%)
                                                         ======       ======          =======
Income from operations                                      .6%          .1%           575.0%
                                                         ======       ======          =======


For the quarter ended March 31, 1997, net sales of $4.7 million were $271,000 or 5.4% lower than sales of $5.0 million for the same period of 1996.

Sales of orthopaedic products, primarily Pro Osteon(R) bone graft substitute material for orthopaedic applications, increased in the quarter ended March 31, 1997 by $238,000 or 8.4% to $3.1 million compared to $2.8 million for the first quarter of 1996. Domestic sales during the first quarter of 1997 through direct sales representatives increased 46.6% while sales through distributors decreased 34.4% compared to the same quarter of 1996. International sales through distributors increased 233.3% between the respective quarters.

Sales of the Company's OEM products, which consist mostly of porous hydroxyapatite orbital implants manufactured for a single customer, decreased by 11.5% in the quarter ended March 31, 1997 to $223,000 versus $252,000 for the first quarter of 1996.

Sales of the Company's oral/maxillofacial products (titanium dental implant systems and Interpore 200(R) Porous Hydroxyapatite for dental use) during the first quarter of 1997 declined by $480,000 or 24.9% from $1.9 million to $1.4 million. Management believes that sales were adversely affected by negotiations which took place during the fourth quarter of 1996 and first quarter of 1997 regarding the sale of the dental business. In April 1997, the Company entered into a definitive agreement for the sale of the dental business to Steri-Oss Inc. of Yorba Linda, California. In May 1997, the sale was completed, and the Company received an initial cash payment of $1.5 million. A deferred cash payment of up to $1.5 million, subject to certain purchase price adjustments, is due in January 1998. The Company anticipates that there will be a loss on the transaction, which will be recorded in the second quarter of 1997. As part of the transaction, the Company and Steri-Oss Inc. negotiated a distribution agreement whereby the Company will manufacture and provide Interpore 200 bone void filler for distribution by Steri-Oss Inc.

The gross margins as percentages of sales for the quarters ended March 31, 1997 and 1996 were approximately the same, at 72.4% and 71.9%, respectively.

Total operating expenses for the quarter ended March 31, 1997 decreased by 5.3% or $191,000 as compared to the same quarter of 1996. Research and development expenses increased by 5.8% or $29,000. Selling and marketing expenses and general and administrative expenses decreased by 5.9% and 11.4%, respectively. Most of the decrease in selling and marketing expenses was caused by reduced expenditures related to the dental business. The general and administrative expense decrease was primarily caused by reduced professional fees.

No income tax provision was recorded during the first quarters of 1997 and 1996 due to the anticipated utilization of the Company's net operating loss carryforwards during the two periods.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997 and December 31, 1996, cash, cash equivalents and short-term investments totaled $11.3 million and $10.3 million, respectively. Total working capital increased to $17.3 million at March 31, 1997 from $16.9 million at December 31, 1996 and the current ratio decreased from 10.4 to 10.0 from December 31, 1996 to March 31, 1997.

The $11.3 million total of cash, cash equivalents and short-term investments remains available to support the Company's continued investment in the development of its business, including the pursuit of FDA approvals for additional indications for the use of Pro Osteon, development or acquisition of new bone graft products or complementary products, and possible acquisitions of businesses. Additionally, the Company has a $5 million revolving line of credit which expires in July 1997 and which had no amount outstanding at March 31, 1997.

The Company believes it currently possesses sufficient resources to meet the cash requirements of its operations for at least the next year.

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8K

          a.       Exhibits.

                   Reference is made to the Exhibit Index on Page 12 hereof.

          b.       Reports on Form 8-K.

                   No reports on Form 8-K were filed during the fiscal quarter ended March 31, 1997.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  May 12, 1997                    INTERPORE INTERNATIONAL
                                       (Registrant)


                                       By: /s/ David C. Mercer
                                           --------------------------------
                                           David C. Mercer,
                                           President and Chief
                                           Executive Officer



                                       By: /s/ Richard L. Harrison
                                           --------------------------------
                                           Richard L. Harrison
                                           Vice President and
                                           Chief Financial Officer

                                  EXHIBIT INDEX

                                                                                                   SEQUENTIALLY
                                                                                                      NUMBERED
   EXHIBIT                                    DESCRIPTION                                               PAGE
   -------                                    -----------                                               ----
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

   10.02           Single Tenant Lease dated July 25, 1991 between Registrant and The Irvine
                   Company (1) as amended by a Third Amendment to Lease dated December 11, 1996 (10)

   10.03           Koll Business Center Lease between Registrant and Airport Industrial Park (1)

   10.04           Asset Purchase Agreement dated March 1, 1993 regarding sale of assets of
                   Interpore Orthopaedics, Inc. to Applied Epigenetics, Inc. (1)

   10.05           Cancellation and Release Agreement dated March 1, 1993 among Registrant,
                   Interpore Orthopaedics, Inc., Pfizer, Inc. and Howmedica, Inc. (1)

   10.06           Series E Preferred Stock and Common Stock Warrant Purchase Agreement dated
                   December 19, 1991 (1)


                                                                                                    Sequentially
   Exhibit                                                                                            Numbered
    Number                                          Description                                         Page
    ------                                          -----------                                         ----

   10.07           Series E Preferred Stock Purchase Agreement dated October 30, 1992 (1)

   10.08           Amended Schedule to Loan and Security Agreement dated July 25, 1996 among
                   Registrant, Interpore Orthopaedics, Inc. and Silicon Valley Bank (9)

   10.09           Amendment to the Loan Agreement dated July 25, 1996 among Registrant,
                   Interpore Orthopaedics, Inc. and Silicon Valley Bank (9)

   10.10           Amended and Restated Stock Option Plan dated March 19, 1991 (2),
                   First Amendment to the Amended and Restated Stock Option Plan,
                   effective October 15, 1991 (1); Amendment to the Amended and Restated
                   Stock Option Plan dated September 17, 1994 (4)

   10.11           Employee Qualified Stock Purchase Plan (3)

   10.12           1995 Stock Option Plan (3)

   10.13           Stock Option Plan for Non-Employee Directors of Interpore International (7)

   10.14           Form of Indemnification Agreement (1)

   11.1            Computations of Net Income per Share

   27.1            Financial Data Schedule

---------------------
 (1) Incorporated by reference from the Company's Registration Statement on Form S-1, Registration No. 33-69872.

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

(10) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1996.