Form 10-Q
period 1997-06-30
INTERPORE INTERNATIONAL /CA/
filed 1997-08-13
CIK 854093

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

       Registrant's telephone number, including area code: (714) 453-3200 not applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         As of August 6, 1997, there were 6,989,429 shares of the registrant's common stock issued and outstanding.

                             Interpore International

                                      Index


                                                                               Page(s)
                                                                               -------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets as of
             June 30, 1997 (unaudited) and December 31, 1996 .................    3

             Condensed Consolidated Statements of Income (unaudited)
             for the three month and six month periods ended
             June 30, 1997 and June 30, 1996 .................................    4

             Condensed Consolidated Statements of Cash Flows
             (unaudited) for the six month periods ended June 30, 1997
             and June 30, 1996 ...............................................    5

             Notes to Condensed Consolidated Financial Statements ............    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .................................    8

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders .................   11

Item 6.  Exhibits and Reports on Form 8-K ....................................   11

                             Interpore International

                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                  JUNE 30,           DECEMBER 31,
                                                                                    1997                1996
                                                                                 -----------         ------------
                                                                                 (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                                      $  9,536             $  6,112
   Short-term investments                                                            3,107                4,220
   Accounts receivable, less allowance for doubtful accounts of
     $206 and $339 in 1997 and 1996, respectively                                    2,464                3,771
   Inventories                                                                       1,836                3,462
   Prepaid expenses                                                                    423                  436
   Deferred income taxes                                                               596                  596
   Other current assets                                                                805                  107
                                                                                  --------             --------
Total current assets                                                                18,767               18,704

Property, plant and equipment, net                                                     502                  688
Deferred income taxes                                                                  904                  904
Other assets                                                                            22                   27
                                                                                  ========             ========
Total assets                                                                      $ 20,195             $ 20,323
                                                                                  ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                             $    188             $    629
     Accrued compensation and related expenses                                         675                  591
     Accrued sales taxes                                                               243                  252
     Deferred rent payable                                                              60                  103
     Other accrued liabilities                                                         130                  212
     Current portion of long-term debt                                                   -                    5
                                                                                  --------             --------
Total current liabilities                                                            1,296                1,792
                                                                                  --------             --------
Contingencies

Shareholders' equity:
   Series E convertible preferred stock, voting, no par value:
     Authorized, issued and outstanding shares - 76,593 at June
     30, 1997 and December 31, 1996; aggregate liquidation value
     of $574 at June 30, 1997 and December 31, 1996                                    484                  484
   Preferred stock:  Authorized shares - 296,358; issued and
     outstanding shares - none                                                           -                    -
   Common stock, no par value: Authorized shares - 20,000,000;
     issued and outstanding shares - 6,985,829 at June 30, 1997
     and 6,945,447 at December 31, 1996                                             35,522               35,433
   Accumulated deficit                                                             (17,107)             (17,386)
                                                                                  --------             --------
Total shareholders' equity                                                          18,899               18,531
                                                                                  ========             ========
Total liabilities and shareholders' equity                                        $ 20,195             $ 20,323
                                                                                  ========             ========


See accompanying notes.

                             Interpore International

                   Condensed Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)


                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                           JUNE 30,                           JUNE 30,
                                                  -----------------------            -----------------------
                                                   1997             1996              1997             1996
                                                  ------           ------            ------           ------
Net sales                                         $4,000           $4,892            $8,725           $9,888
Cost of goods sold                                   729            1,197             1,998            2,528
Royalty expense                                       18               75                52              150
                                                  ------           ------            ------           ------
Gross profit                                       3,253            3,620             6,675            7,210
                                                  ------           ------            ------           ------
Operating expenses:
     Research and development                        497              550             1,026            1,050
     Selling and marketing                         1,801            2,569             4,048            4,956
     General and administrative                      567              552             1,186            1,251
     Loss on sale of dental business                 617                -               617                -
                                                  ------           ------            ------           ------
Total operating expenses                           3,482            3,671             6,877            7,257
                                                  ------           ------            ------           ------
Loss from operations                                (229)             (51)             (202)             (47)
                                                  ------           ------            ------           ------
Interest income                                      175              134               314              274
Interest expense                                      (3)             (13)               (7)             (22)
Other income                                          77               47               174               87
                                                  ------           ------            ------           ------
Total interest and other income, net                 249              168               481              339
                                                  ------           ------            ------           ------
Income before taxes                                   20              117               279              292
Provision for income taxes                             -                -                 -                -
                                                  ======           ======            ======           ======
Net income                                        $   20           $  117            $  279           $  292
                                                  ======           ======            ======           ======
Net income per share                              $  .00           $  .02            $  .04           $  .04
                                                  ======           ======            ======           ======
Shares used in computing net income
   per share                                      $7,279           $7,632            $7,290           $7,565
                                                  ======           ======            ======           ======

See accompanying notes.

                             Interpore International

                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                          -------------------------
                                                                            1997              1996
                                                                          -------           -------
OPERATING ACTIVITIES

Net income                                                                $  279            $  292
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
          Depreciation and amortization                                      187               183
          Loss on sale of dental business                                    617                 -
          Changes in operating assets and liabilities:
               Accounts receivable                                           415              (433)
               Inventories                                                   122              (111)
               Prepaid expenses                                              (55)              (88
               Other assets                                                   31               346
               Accounts payable                                              (31)             (522)
               Accrued liabilities                                             2              (268)
                                                                          ------            ------
Net cash provided by (used in) operating activities                        1,567              (601)
                                                                          ------            ------
INVESTING ACTIVITIES

Sales of short-term investments, net                                       1,113               (30)
Proceeds from sale of dental business, net                                   689                 -
Capital expenditures                                                         (29)             (249)
                                                                          ------            ------
Net cash provided by (used in) investing activities                        1,773              (279)
                                                                          ------            ------
FINANCING ACTIVITIES

Proceeds from exercise of stock options                                       47                75
Proceeds from employee stock purchase plan                                    42                23
Repayment of lease financing                                                  (5)              (55)
                                                                          ------            ------
Net cash provided by financing activities                                     84                43
                                                                          ------            ------
Net increase (decrease) in cash and cash equivalents                       3,424              (837)
Cash and cash equivalents at beginning of period                           6,112             3,694
                                                                          ======            ======
Cash and cash equivalents at end of period                                $9,536            $2,857
                                                                          ======            ======

See accompanying notes.

                             Interpore International

              Notes to Condensed Consolidated Financial Statements


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Interpore International (the "Company") without audit, pursuant to Securities and Exchange Commission regulations. In the opinion of management, the unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position at June 30, 1997 and the consolidated statements of income for the three month and six month periods ended June 30, 1997 and 1996, and the consolidated statements of cash flows for the six month periods ended June 30, 1997 and 1996.

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

2.  INVENTORIES

Inventories are stated at the lower of average cost or market and consist of the following (in thousands):

                                                June 30,           December 31,
                                                  1997                 1996
                                                --------           ------------
     Raw materials                               $  562               $  692
     Work-in-process                                258                  385
     Finished goods                               1,016                2,385
                                                 ------               ------
                                                 $1,836               $3,462
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

5.  SALE OF ASSETS

In April 1997, the Company entered into a definitive agreement for the sale of its dental implant business to Steri-Oss Inc. of Yorba Linda, California. In May 1997, the sale was completed, and the Company received an initial cash payment of $1.5 million. A deferred cash payment of $749,000, subject to certain purchase price adjustments, is due in January 1998. The transaction, including associated costs, resulted in a net charge of $617,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SIGNIFICANT EVENT

In April 1997, the Company entered into a definitive agreement for the sale of its dental business to Steri-Oss Inc. of Yorba Linda, California. In May 1997, the sale was completed, and the Company received an initial cash payment of $1.5 million. A deferred cash payment of up to $749,000, subject to certain purchase price adjustments, is due in January 1998. As part of the transaction, the Company and Steri-Oss negotiated a distribution agreement whereby the Company will manufacture and provide Interpore 200 Porous Hydroxyapatite for distribution by Steri-Oss. The transaction, including associated costs, resulted in a net charge of $617,000 which was recorded in the quarter ended June 30, 1997.

RESULTS OF OPERATIONS

The following table presents the Company's results of operations as percentages:


                                             Three months ended June 30,          Six months ended June 30,
                                           -------------------------------      -------------------------------
                                                                  1997 vs.                             1997 vs.
                                            1997        1996        1996         1997        1996        1996
                                           ------      ------      -------      ------      ------      -------
Total net sales                            100.0%      100.0%      (18.2)%      100.0%      100.0%      (11.8)%
Cost of goods sold                          18.2%       24.5%      (39.1)%       22.9%       25.6%      (21.0)%
Royalty expense                               .5%        1.5%      (76.0)%         .6%        1.5%      (65.3)%
                                           ------      ------      -------      ------      ------      -------
    Gross profit                            81.3%       74.0%      (10.1)%       76.5%       72.9%       (7.4)%
                                           ------      ------      -------      ------      ------      -------
Operating expense:
  Research and development                  12.4%       11.2%       (9.6)%       11.8%       10.6%       (2.3)%
  Selling and marketing                     45.0%       52.5%      (29.9)%       46.4%       50.1%      (18.3)%
  General and administrative                14.2%       11.3%         2.7%       13.5%       12.7%       (5.2)%
  Loss on sale of dental business           15.4%         .0%          n/a        7.1%         .0%          n/a
                                           ------      ------      -------      ------      ------      -------
Total operating expenses                    87.0%       75.0%       (5.1)%       78.8%       73.4%       (5.2)%
                                           ------      ------      -------      ------      ------      -------
Loss from operations                       (5.7)%      (1.0)%          n/a      (2.3)%       (.5)%          n/a
                                           ======      ======      =======      ======      ======      =======


For the quarter ended June 30, 1997, net sales of $4.0 million were $892,000 or 18.2% lower than sales of $4.9 million for the same period of 1996. The following table presents sales by category for the three month periods ended June 30:


(in thousands)                              1997          1996        Change         Change %
                                           ------        ------       -------        --------
Orthopaedic product sales                  $3,279        $2,754       $   525          19.1%
OEM product sales                             459           251           208          82.9%
                                           ------        ------       -------        -------
Sub-total                                   3,738         3,005           733          24.4%
Dental product sales                          262         1,887        (1,625)       (86.1)%
                                           ------        ------       -------        -------
Total sales                                $4,000        $4,892       $  (892)       (18.2)%
                                           ======        ======       =======        =======

Sales of orthopaedic products, primarily Pro Osteon(R) bone graft substitute material for orthopaedic applications, increased in the quarter ended June 30, 1997 by $525,000 or 19.1% to $3.3 million compared to $2.8 million for the first quarter of 1996. Domestic sales during the first quarter of 1997 through direct sales representatives increased 54.7% while sales through distributors decreased 29.9% compared to the same quarter of 1996. Increasing direct representative sales and declining domestic distributor sales has generally been the trend since the Company created a domestic direct sales force and terminated distribution agreements with certain domestic distributors that were not achieving satisfactory market penetration. The Company continues to evaluate distributor territories on a case-by-case basis, and will consider additional distributor terminations with replacement by direct sales representatives in markets where penetration is not satisfactory. International sales through distributors increased 119.1% between the respective quarters.

Sales of the Company's OEM products, which consist mostly of porous hydroxyapatite material for dental applications and for orbital implants, increased by 82.9% in the quarter ended June 30, 1997 to $459,000 versus $251,000 for the second quarter of 1996. The increase reflects product purchased by Steri-Oss pursuant to the distribution agreement that was entered into in connection with the sale of the Company's dental implant business to Steri-Oss.

The decline in sales of the Company's dental products (titanium dental implant systems and Interpore 200(R) Porous Hydroxyapatite ("IP200") for dental use) reflects the discontinuance of dental sales effective April 18, 1997. Sales of IP200 to Steri-Oss subsequent to the sale of the dental business are now classified as OEM product sales.

For the first six months of 1997, net sales of $8.7 million were $1.2 million or 11.8% lower than sales of $9.9 million for the same period of 1996. The following table presents sales by category for the six month periods ended June 30:


(in thousands)                     1997       1996       Change      Change %
                                  ------     ------      -------     --------
Orthopaedic product sales         $6,337     $5,574      $   763       13.7%
OEM product sales                    682        503          179       35.6%
                                  ------     ------      -------     -------
Sub-total                          7,019      6,077          942       15.5%
Dental product sales               1,706      3,811       (2,105)    (55.2)%
                                  ------     ------      -------     -------
Total sales                       $8,725     $9,888      $(1,163)    (11.8)%
                                  ======     ======      =======     =======

Sales of orthopaedic products increased for the six months ended June 30, 1997 by $763,000 or 13.7% to $6.3 million compared to $5.6 million for the same period of 1996. Domestic sales during the first half of 1997 through direct sales representatives increased 50.6% while sales through distributors decreased 32.2% compared to the first half of 1996. International sales increased 169.0% between the respective periods.

Sales of the Company's OEM products increased by 35.6% to $682,000 for the six month period ended June 30, 1997 versus $503,000 for the six month period of 1996.

The decrease in sales of the Company's dental products from $3.8 million to $1.7 million, a 55.2% decrease, reflects the discontinuance of dental sales effective April 18, 1997.

The gross margins as percentages of sales for the quarter ended June 30, 1997 improved to 81.3% from 74.0% for the quarter ended June 30, 1996. Gross margin percentages for the six month periods ended June 30, 1997 and 1996 were 76.5% and 72.9%, respectively. The improved gross margins reflect the discontinuance of dental product sales which had lower gross margins than the Company's remaining orthopaedic and OEM products.

Total operating expenses for the quarter ended June 30, 1997 decreased by 5.1% or $189,000 as compared to the same quarter of 1996. Research and development expenses decreased by 9.6% or $53,000, and selling and marketing expenses decreased by 29.9% or $768,000 versus the same quarter of 1996. Selling and marketing expenses directly related to the dental business declined by $821,000, while selling and marketing expenses in the orthopaedic business increased by $53,000, mostly the result of commissions on increased sales through the direct sales force. The decreases in research and development and selling and marketing expenses were partially offset by the $617,000 loss recorded on the sale of the dental business

For the six month period ended June 30, 1997, total operating expenses decreased by 5.2% or $380,000 to $6.9 million from $7.3 million for the six months ended June 30, 1996. Research and development expenses remained relatively constant. Selling and marketing expenses decreased by $908,000 or 18.3%. Selling and marketing expenses directly related to the dental business declined by $974,000, while selling and marketing expenses in the orthopaedic business increased by $66,000, mostly the result of commissions on increased sales through the direct sales force. General and administrative expenses decreased 5.2% as a result of lower professional fees and other overhead expenses, partly the result of the sale of the dental business. The decreases in operating expenses were partially offset by the $617,000 loss recorded on the sale of the dental business.

No income tax provision was recorded during the six month periods ended June 30, 1997 and 1996 due to the anticipated utilization of the Company's net operating loss carryforwards during the two periods.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997 and December 31, 1996, cash, cash equivalents and short-term investments totaled $12.6 million and $10.3 million, respectively. This increase of $2.3 million was the result of the net proceeds from the sale of the dental business and positive cash flow from operations in the first half of 1997. Total working capital increased to $17.5 million at June 30, 1997 from $16.9 million at December 31, 1996 and the current ratio improved from 10.4 to 14.5.

The $12.6 million total of cash, cash equivalents and short-term investments remains available to support the Company's continued investment in the development of its business, including the pursuit of FDA approvals for additional indications for the use of Pro Osteon, development or acquisition of new bone graft products or complementary products, and possible acquisitions of businesses. Additionally, the Company has a $5 million revolving line of credit which expires in July 1998 and which had no amount outstanding at June 30, 1997.

The Company believes it currently possesses sufficient resources to meet the cash requirements of its operations for at least the next year.

PART II -         OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  On May 29, 1997, the Company held its 1997 Annual Meeting of Shareholders to elect the Company's board of directors. The number of shares entitled to vote was 7,033,502 and the number of shares represented in person or proxy was 5,762,748.

                  Each of the current directors was re-elected. The number of shares cast for each of the directors was as follows:

                  Name                     Affirmative Votes      Votes Withheld
                  ----                     -----------------      --------------
                  Mr. Eisenecher               5,747,320               15,428
                  Mr. Jones                    5,713,070               49,678
                  Mr. Mercer                   5,748,419               14,329
                  Mr. Nohra                    5,749,320               13,428
                  Mr. Smyth                    5,726,070               36,678


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8K

         a.       Exhibits.

                  Reference is made to the Exhibit Index on Page 13 hereof.

         b.       Reports on Form 8-K.

                  On May 1, 1997, the Company filed a report on Form 8-K with the Securities and Exchange Commission describing the sale of certain assets of Interpore Dental, Inc., a wholly-owned subsidiary of the Company, to Steri-Oss Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 1997                  INTERPORE INTERNATIONAL
                                       (Registrant)

                                       By: /s/ DAVID C. MERCER
                                           -------------------------------------
                                           David C. Mercer,
                                           President and Chief Executive Officer



                                       By: /s/ RICHARD L. HARRISON
                                           -------------------------------------
                                           Richard L. Harrison
                                           Vice President and
                                           Chief Financial Officer

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

   10.02           Single Tenant Lease dated July 25, 1991 between Registrant and The Irvine
                   Company(1) as amended by a Third Amendment to Lease dated December 11, 1996(10)

   10.03           Asset Purchase Agreement dated March 1, 1993 regarding sale of assets of
                   Interpore Orthopaedics, Inc. to Applied Epigenetics, Inc.(1)

   10.04           Cancellation and Release Agreement dated March 1, 1993 among Registrant,
                   Interpore Orthopaedics, Inc., Pfizer, Inc. and Howmedica, Inc.(1)

   10.05           Series E Preferred Stock and Common Stock Warrant Purchase Agreement dated
                   December 19, 1991(1)

   10.06           Series E Preferred Stock Purchase Agreement dated October 30, 1992(1)

                                                                                                    Sequentially
   Exhibit                                                                                            Numbered
    Number                                          Description                                         Page
    ------                                          -----------                                     ------------
   10.07           Amended Schedule to Loan and Security Agreement dated July 25, 1996 among
                   Registrant, Interpore Orthopaedics, Inc. and Silicon Valley Bank(9)

   10.08           Amendment to the Loan Agreement dated July 6, 1997 among Registrant,
                   Interpore Orthopaedics, Inc. and Silicon Valley Bank

   10.09           Amended and Restated Stock Option Plan dated March 19, 1991(2), First
                   Amendment to the Amended and Restated Stock Option Plan, effective October
                   15, 1991(1); Amendment to the Amended and Restated Stock Option Plan dated
                   September 17, 1994(4)

   10.10           Employee Qualified Stock Purchase Plan(3)

   10.11           1995 Stock Option Plan(3)

   10.12           Stock Option Plan for Non-Employee Directors of Interpore International(7)

   10.13           Form of Indemnification Agreement(1)

   10.14           Asset Purchase Agreement dated April 18, 1997 regarding sale of assets of
                   Interpore Dental, Inc. to Steri-Oss Inc.(11)

   11.01           Computations of Net Income per Share

   27.01           Financial Data Schedule

-----------------
(1) Incorporated by reference from the Company's Registration Statement on Form S-1, Registration No. 33-69872.

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

(11) Incorporated by reference from the Company's Current Report on Form 8-K dated May 1, 1997.