Form 10-Q
period 1997-09-30
INTERPORE INTERNATIONAL /CA/
filed 1997-11-13
CIK 854093

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                             ----------------------


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to _________

                           Commission File No. 0-22958


                             INTERPORE INTERNATIONAL
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              CALIFORNIA                                      95-3043318
----------------------------------------                 ---------------------
    (State or other jurisdiction of                        (I.R.S. employer
     incorporation or organization)                      identification number)

181 TECHNOLOGY DRIVE, IRVINE, CALIFORNIA                      92618-2402
----------------------------------------                 ---------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of November 7, 1997, there were 7,092,286 shares of the registrant's common stock issued and outstanding.

                             INTERPORE INTERNATIONAL

                                      Index



                                                                              Page(s)
                                                                              -------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
         September 30, 1997 (unaudited) and December 31, 1996 ...............      3

         Condensed Consolidated Statements of Income (unaudited)
         for the three month and nine month periods ended
         September 30, 1997 and September 30, 1996 ..........................      4

         Condensed Consolidated Statements of Cash Flows (unaudited)
         for the nine month periods ended September 30, 1997 and
         September 30, 1996 .................................................      5

         Notes to Condensed Consolidated Financial Statements ...............      6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ................................      8

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ...................................     12


                             INTERPORE INTERNATIONAL

                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)


                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                     1997           1996
                                                                 -------------   -----------
                                                                 (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                    $ 10,043       $  6,112
     Short-term investments                                          3,276          4,220
     Accounts receivable, less allowance for
       doubtful accounts of $211 and $339 in 1997
       and 1996, respectively                                        2,206          3,771
    Inventories                                                      1,774          3,462
    Prepaid expenses                                                   456            436
    Deferred income taxes                                              596            596
    Other current assets                                               765            107
                                                                  --------       --------
Total current assets                                                19,116         18,704

Property, plant and equipment, net                                     544            688
Deferred income taxes                                                  904            904
Other assets                                                            22             27
                                                                  --------       --------
Total assets                                                      $ 20,586       $ 20,323
                                                                  ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                             $    133       $    629
     Accrued compensation and related expenses                         667            591
     Accrued sales taxes                                               194            252
     Deferred rent payable                                              38            103
     Other accrued liabilities                                          22            212
     Current portion of long-term debt                                  --              5
                                                                  --------       --------
Total current liabilities                                            1,054          1,792
                                                                  --------       --------

Contingencies

Shareholders' equity:
   Series E convertible preferred stock, voting, no par value:
     Authorized, issued and outstanding shares - 75,259 at
     September 30, 1997 and 76,593 at December 31, 1996;
     aggregate liquidation value of $564 at September 30, 1997
     and $574 at December 31, 1996                                     476            484
   Preferred stock:  Authorized shares - 296,358; issued and
     outstanding shares - none                                          --             --
   Common stock, no par value: Authorized shares - 20,000,000;
     issued and outstanding shares - 7,007,771 at September 30,
     1997 and 6,945,447 at December 31, 1996                        35,586         35,433
   Accumulated deficit                                             (16,530)       (17,386)
                                                                  --------       --------
Total shareholders' equity                                          19,532         18,531
                                                                  --------       --------
Total liabilities and shareholders' equity                        $ 20,586       $ 20,323
                                                                  ========       ========


See accompanying notes.

                             INTERPORE INTERNATIONAL

                   Condensed Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)


                                            THREE MONTHS ENDED      NINE MONTHS ENDED
                                               SEPTEMBER 30,          SEPTEMBER 30,
                                            -----------------      --------------------
                                             1997       1996         1997         1996
                                            ------     ------      -------      -------
Net sales                                   $3,501     $4,733      $12,226      $14,621
Cost of goods sold                             619      1,325        2,617        3,853
Royalty expense                                  2         56           54          206
                                            ------     ------      -------      -------
Gross profit                                 2,880      3,352        9,555       10,562
                                            ------     ------      -------      -------

Operating expenses:
     Research and development                  473        460        1,499        1,510
     Selling and marketing                   1,572      2,342        5,620        7,298
     General and administrative                501        614        1,687        1,865
     Loss on sale of dental business            --         --          617            -
                                            ------     ------      -------      -------
Total operating expenses                     2,546      3,416        9,423       10,673
                                            ------     ------      -------      -------
Income (loss) from operations                  334        (64)         132         (111)
                                            ------     ------      -------      -------
Interest income                                182        132          496          406
Interest expense                                (1)        (3)          (8)         (25)
Other income                                    62         62          236          149
                                            ------     ------      -------      -------
Total interest and other income, net           243        191          724          530
                                            ------     ------      -------      -------
Income before taxes                            577        127          856          419
Provision for income taxes                      --         --           --           --
                                            ------     ------      -------      -------
Net income                                  $  577     $  127      $   856      $   419
                                            ======     ======      =======      =======

Net income per share                        $  .08     $  .02      $   .12      $   .06
                                            ======     ======      =======      =======
Shares used in computing net income
   per share                                 7,406      7,430        7,322        7,522
                                            ======     ======      =======      =======




See accompanying notes.

                             INTERPORE INTERNATIONAL

                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                -------------------
                                                                  1997        1996
                                                                -------      ------
OPERATING ACTIVITIES
Net income                                                      $   856      $  419
Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                             268         276
          Loss on sale of dental business                           617          --
          Changes in operating assets and liabilities:
               Accounts receivable                                  621         136
               Inventories                                          184         (47)
               Prepaid expenses                                     (88)         44
               Other assets                                          71         282
               Accounts payable                                     (86)       (453)
               Accrued liabilities                                 (185)       (292)
                                                                -------      ------
Net cash provided by operating activities                         2,258         365
                                                                -------      ------

INVESTING ACTIVITIES
Sales of short-term investments, net                                944       2,749
Proceeds from sale of dental business, net                          741           -
Capital expenditures                                               (152)       (276)
                                                                -------      ------
Net cash provided by investing activities                         1,533       2,473
                                                                -------      ------

FINANCING ACTIVITIES
Repurchase of common stock                                           --        (910)
Proceeds from exercise of stock options                             103          75
Proceeds from employee stock purchase plan                           42          23
Repayment of lease financing                                         (5)        (84)
                                                                -------      ------
Net cash provided by (used in) financing activities                 140        (896)
                                                                -------      ------
Net increase in cash and cash equivalents                         3,931       1,942
Cash and cash equivalents at beginning of period                  6,112       3,694
                                                                -------      ------
Cash and cash equivalents at end of period                      $10,043      $5,636
                                                                =======      ======


See accompanying notes.

                             INTERPORE INTERNATIONAL

              Notes to Condensed Consolidated Financial Statements


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Interpore International (the "Company") without audit, pursuant to Securities and Exchange Commission regulations. In the opinion of management, the unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position at September 30, 1997 and the consolidated statements of income for the three month and nine month periods ended September 30, 1997 and 1996, and the consolidated statements of cash flows for the nine month periods ended September 30, 1997 and 1996.

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


2.  INVENTORIES

Inventories are stated at the lower of average cost or market and consist of the following (in thousands):


                                       September 30,       December 31,
                                           1997                1996
                                       -------------       ------------
     Raw materials                        $  530              $  692
     Work-in-process                         315                 385
     Finished goods                          929               2,385
                                          ======              ======
                                          $1,774              $3,462
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


SIGNIFICANT EVENT

In April 1997, the Company entered into a definitive agreement for the sale of its dental business to Steri-Oss Inc. of Yorba Linda, California. In May 1997, the sale was completed, and the Company received an initial cash payment of $1.5 million. A deferred cash payment of up to $749,000, subject to certain purchase price adjustments, is due in January 1998. As part of the transaction, the Company and Steri-Oss negotiated a distribution agreement whereby the Company will manufacture and provide Interpore 200(R) Porous Hydroxyapatite ("IP200") for distribution by Steri-Oss in the dental market. The transaction, including associated costs, resulted in a net charge of $617,000 which was recorded in the quarter ended June 30, 1997.


RESULTS OF OPERATIONS

The following table presents the Company's results of operations as percentages:


                                                    Three months ended                    Nine months ended
                                                       September 30,                        September 30,
                                              --------------------------------     --------------------------------
                                                                      1997 vs.                             1997 vs.
                                               1997        1996        1996         1997        1996        1996
                                              ------      ------     --------      ------      ------      -------
Total net sales                               100.0%      100.0%      (26.0%)      100.0%      100.0%      (16.4%)
Cost of goods sold                             17.7%       28.0%      (53.3%)       21.4%       26.4%      (32.1%)
Royalty expense                                  .1%        1.2%      (96.4%)         .4%        1.4%      (73.8%)
                                              ------      ------      -------      ------      ------      -------
    Gross profit                               82.2%       70.8%      (14.1%)       78.2%       72.2%       (9.5%)
                                              ------      ------      -------      ------      ------      -------

Operating expense:
  Research and development                     13.5%        9.7%        2.8%        12.3%       10.3%        (.7%)
  Selling and marketing                        44.9%       49.5%      (32.9%)       46.0%       49.9%      (23.0%)
  General and administrative                   14.3%       13.0%      (18.4%)       13.8%       12.8%       (9.5%)
  Loss on sale of dental business                .0%         .0%        n/a          5.0%         .0%        n/a
                                              ------      ------      -------      ------      ------     --------
Total operating expenses                       72.7%       72.2%      (25.5%)       77.1%       73.0%      (11.7%)
                                              ------      ------      -------      ------      ------     --------
Income (loss) from operations                   9.5%       (1.4%)       n/a          1.1%        (.8%)       n/a
                                              ======      =======     =======      ======      ======      =======


For the quarter ended September 30, 1997, net sales of $3.5 million were $1.2 million or 26.0% lower than sales of $4.7 million for the same period of 1996. The following table presents sales by category:


                                   Three months ended
                                      September 30,       Increase (decrease)
                                   ------------------     --------------------
(in thousands)                      1997       1996       Amount         %
                                   -------    -------     -------     --------
Orthopaedic product sales          $ 3,188    $ 2,778     $   410       14.8%
OEM product sales                      313        340         (27)      (7.9%)
                                   -------    -------     -------     -------
Sub-total                            3,501      3,118         383       12.3%
Dental product sales                    --      1,615      (1,615)    (100.0%)
                                   -------    -------     -------     -------
Total sales                        $ 3,501    $ 4,733     $(1,232)     (26.0%)
                                   =======    =======     =======     =======


Sales of orthopaedic products, primarily Pro Osteon(R) bone graft substitute material for orthopaedic applications, increased in the quarter ended September 30, 1997 by $410,000 or 14.8% to $3.2 million compared to $2.8 million for the third quarter of 1996. Domestic sales of orthopaedic products increased 9.3% during the quarter ended September 30, 1997 compared to the same quarter of 1996. Domestic sales during the third quarter of 1997 through direct sales representatives increased 24.9% while sales through distributors decreased 14.6% compared to the same quarter of 1996. Increasing direct representative sales and declining domestic distributor sales has generally been the trend since the Company created a domestic direct sales force and terminated distribution agreements with certain domestic distributors that were not achieving satisfactory market penetration. The Company continues to evaluate distributor territories on a case-by-case basis, and will consider additional distributor terminations with replacement by direct sales representatives in markets where penetration is not satisfactory. International sales of orthopaedic products, made exclusively to distributors, increased 87.6% between the respective quarters.

Sales of the Company's OEM products, which consist mostly of porous hydroxyapatite material for dental applications and for orbital implants, decreased by 7.9% in the quarter ended September 30, 1997 to $313,000 versus $340,000 for the third quarter of 1996. OEM product sales in the third quarter of 1996 included substantial sales of bone graft substitute material for use in titanium spine cage clinical trials. Partially offsetting this decline were sales of IP200 to an OEM customer in the 1997 period.

The decline in sales of the Company's dental products (titanium dental implant systems and IP200 for dental use) reflects the discontinuance of dental product sales effective April 18, 1997. Sales of IP200 for dental use subsequent to the sale of the dental business are now classified as OEM product sales.

For the first nine months of 1997, net sales of $12.2 million were $2.4 million or 16.4% lower than sales of $14.6 million for the same period of 1996. The following table presents sales by category:


                                     Nine months ended
                                      September 30,          Increase (decrease)
                                   -------------------       --------------------
(in thousands)                       1997        1996         Amount          %
                                   -------     -------       --------      ------

Orthopaedic product sales          $ 9,525     $ 8,352        $ 1,173       14.0%
OEM product sales                      995         843            152       18.0%
                                   -------     -------        -------      ------
Sub-total                           10,520       9,195          1,325       14.4%
Dental product sales                 1,706       5,426         (3,720)     (68.6%)
                                   -------     -------        -------      ------
Total sales                        $12,226     $14,621        $(2,395)     (16.4%)
                                   =======     =======        =======      ======

Sales of orthopaedic products increased for the nine months ended September 30, 1997 by $1.1 million or 14.0% to $9.5 million compared to $8.4 million for the same period of 1996. Domestic sales of orthopaedic products increased 7.2% during the nine months ended September 30, 1997 compared to the same nine month period of 1996. Domestic sales during the first nine months of 1997 through direct sales representatives increased 40.1% while sales through distributors decreased 27.4% compared to the first nine months of 1996. International sales increased 134.1% between the respective periods.

Sales of the Company's OEM products increased by 18.0% to $995,000 for the nine month period ended September 30, 1997 versus $843,000 for the nine month period of 1996, reflecting initial stocking orders of IP200 for dental use from an OEM customer in the second quarter of 1997.

The 68.6% decrease in sales of the Company's dental products from $5.4 million to $1.7 million reflects the discontinuance of dental product sales effective April 18, 1997.

The gross margin as a percentage of sales for the quarter ended September 30, 1997 improved to 82.2% from 70.8% for the quarter ended September 30, 1996. Gross margin percentages for the nine month periods ended September 30, 1997 and 1996 were 78.2% and 72.2%, respectively. The improvements reflect the discontinuance of dental product sales which had lower gross margins than the Company's remaining orthopaedic and OEM products, and which also had associated royalty expenses.

Total operating expenses for the quarter ended September 30, 1997 decreased by 25.5% or $870,000 as compared to the same quarter of 1996. Research and development expenses remained relatively constant. Selling and marketing expenses decreased by 32.9% or $770,000 versus the same quarter of 1996. Selling and marketing expenses directly related to the dental business declined by $823,000, while selling and marketing expenses in the orthopaedic business increased by $53,000. General and administrative expenses decreased 18.4% or 113,000, mostly the result of cost reductions following the sale of the dental business.

For the nine month period ended September 30, 1997, total operating expenses decreased by 11.7% or $1.3 million to $9.4 million from $10.7 million for the nine months ended September 30, 1996. Research and development expenses remained relatively constant. Selling and marketing expenses decreased by $1.7 million or 23.0%. Selling and marketing expenses directly related to the dental business declined by $1.8 million, while selling and marketing expenses in the orthopaedic business increased by $119,000, mostly the result of commissions on increased sales through the direct sales force and increased expenses related to company funded symposia. General and administrative expenses decreased 9.5% or 178,000, mostly the result of cost reductions related to the sale of the dental business. The decreases in operating expenses were partially offset by the $617,000 loss recorded on the sale of the dental business.

The increase in interest income resulted from higher cash and investments balances while the increase in other income primarily relates to higher royalty income.

No income tax provision was recorded during the nine month periods ended September 30, 1997 and 1996 due to the anticipated utilization of the Company's net operating loss carryforwards during the two periods.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997 and December 31, 1996, cash, cash equivalents and short-term investments totaled $13.3 million and $10.3 million, respectively. The increase of $3.0 million was the result of the net proceeds from the sale of the dental business and positive cash flow from operations in the first nine months of 1997. Total working capital increased to $18.1 million at September 30, 1997 from $16.9 million at December 31, 1996 and the current ratio improved from 10.4 to 18.1.

The $13.3 million total of cash, cash equivalents and short-term investments remains available to support the Company's continued investment in the development of its business, including the pursuit of regulatory approvals for additional indications for the use of Pro Osteon, development or acquisition of new bone graft products or complementary products, and possible acquisitions of businesses. Additionally, the Company has a $5 million revolving line of credit which expires in July 1998 and which had no amount outstanding at September 30, 1997.

The Company believes it currently possesses sufficient resources to meet the cash requirements of its operations for at least the next year.

PART II -         OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits.

                  Reference is made to the Exhibit Index on Page 14 hereof.

         b.       Reports on Form 8-K.

                  On July 1, 1997, the Company filed a report on Form 8-K/A with the Securities and Exchange Commission which amended the Form 8-K filed on May 14, 1997 describing the sale of certain assets of Interpore Dental, Inc., a wholly-owned subsidiary of the Company, to Steri-Oss Inc. The amended report provided information required by Item 7 (b), Pro forma financial information.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:  November 11, 1997              INTERPORE INTERNATIONAL
                                      (Registrant)


                                      By: /s/ DAVID C. MERCER
                                          ---------------------
                                          David C. Mercer,
                                          President and Chief
                                          Executive Officer



                                      By:  /s/ RICHARD L. HARRISON
                                           -----------------------
                                           Richard L. Harrison
                                           Vice President and
                                           Chief Financial Officer

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

   10.03           Asset Purchase Agreement dated March 1, 1993 regarding sale of assets of
                   Interpore Orthopaedics, Inc. to Applied Epigenetics, Inc. (1)

   10.04           Cancellation and Release Agreement dated March 1, 1993 among Registrant,
                   Interpore Orthopaedics, Inc., Pfizer, Inc. and Howmedica, Inc. (1)

   10.05           Series E Preferred Stock and Common Stock Warrant Purchase Agreement dated
                   December 19, 1991 (1)

   10.06           Series E Preferred Stock Purchase Agreement dated October 30, 1992 (1)



                                                                                                    Sequentially
   Exhibit                                                                                            Numbered
    Number                                          Description                                         Page
   -------                                          -----------                                     ------------
   10.07           Amended Schedule to Loan and Security Agreement dated July 25, 1996 among
                   Registrant, Interpore Orthopaedics, Inc. and Silicon Valley Bank (9)

   10.08           Amendment to the Loan Agreement dated July 6, 1997 among Registrant,
                   Interpore Orthopaedics, Inc. and Silicon Valley Bank (12)

   10.09           Amended and Restated Stock Option Plan dated March 19, 1991
                   2, First Amendment to the Amended and Restated Stock Option
                   Plan, effective October 15, 1991 1; Amendment to the Amended and Restated Stock Option Plan dated September 17, 1994 (4)

   10.10           Employee Qualified Stock Purchase Plan (3)

   10.11           1995 Stock Option Plan (3)

   10.12           Stock Option Plan for Non-Employee Directors of Interpore International (7)

   10.13           Form of Indemnification Agreement (1)

   10.14           Asset Purchase Agreement dated April 18, 1997 regarding sale of assets of
                   Interpore Dental, Inc. to Steri-Oss Inc. (11)

   11.01           Computations of Net Income per Share

   27.01           Financial Data Schedule


---------------

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

(10) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(11) Incorporated by reference from the Company's Current Report on Form 8-K dated May 1, 1997.

(12) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.