Form 10-K
period 1997-12-31
INTERPORE INTERNATIONAL /CA/
filed 1998-03-30
CIK 854093

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        |X|    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    FOR FISCAL YEAR ENDED: DECEMBER 31, 1997

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                     NAME OF EACH EXCHANGE
  TITLE OF EACH CLASS                                 ON WHICH REGISTERED
  -------------------                                 -------------------
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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

        As of March 20, 1998, the aggregate market value of voting stock of Interpore International held by non-affiliates was $27,313,000 based upon the closing price of such stock on The Nasdaq Stock Market. The number of shares of common stock outstanding as of that date was 7,109,398.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Joint Proxy Statement for the 1998 Annual Meeting of Shareholders of Interpore International are incorporated by this reference into
Part III as set forth herein.

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

        Interpore(R) International ("Interpore") is a biomaterials company that develops, manufactures and markets synthetic bone graft material for the orthopaedic, oral and maxillofacial markets. Using Interpore's proprietary manufacturing process, the unique skeletal structures of certain species of coral are converted into biocompatible bone graft materials. These materials have interconnected porosity, architecture and chemical composition similar to that of human cancellous bone, and facilitate bone and tissue ingrowth. Interpore markets synthetic bone graft products under the Pro Osteon(R) label in the orthopaedic marketplace, which is currently its primary market. Interpore's Pro Osteon 500 Porous Bone Graft Substitute ("Pro Osteon 500") was the first synthetic bone graft material to be approved and marketed as a medical device for orthopaedic applications in the United States.

RECENT DEVELOPMENTS

        In February 1998, Interpore entered into an agreement to merge with Cross Medical Products, Inc., ("Cross") an Ohio-based worldwide supplier of spinal implant systems used to treat degenerative conditions and deformities of the spine. If the Merger is consummated, approximately 6.7 million shares of Interpore's common stock will be exchanged for all of the common stock of Cross. Consummation of the merger is subject to customary conditions, including regulatory approvals and approvals by the shareholders of each company. The Merger is intended to be accounted for as a pooling of interests and is expected to be completed in the second quarter of 1998.

        In February 1998, the Board of Directors of Interpore approved a proposal for Interpore to reincorporate from California to Delaware. The proposed reincorporation is subject to approval by Interpore's shareholders and is expected to be completed in the second quarter of 1998.

BUSINESS STRATEGY

        Interpore's strategy is to capture an increasing share of the market for bone graft materials by aggressively marketing Pro Osteon, and to develop technological advances in bone and soft tissue repair products. In furtherance of this strategy, between 1995 and 1997, Interpore established 31 domestic direct sales territories to replace distributors and agents in areas where they were underperforming. In addition, in January 1996, Interpore created an international division responsible for developing an organization of independent dealers outside the United States. Interpore's strategy also includes adding complementary products that relate to the repair of bone and soft tissue, which Interpore believes will enhance sales of its bone graft materials by providing a broader product base and by providing more compensation potential for its sales representatives. Interpore is currently focusing its efforts on the development of osteoinductive (bone growth accelerating) materials and the regulatory approval and commercialization of a resorbable coralline bone graft substitute which is now available for sale in certain areas outside of the United States. When appropriate, Interpore has and may continue to enter into strategic alliances, partnerships or license arrangements with other companies to develop new products.

MARKET OVERVIEW

        Interpore believes that the market for bone graft materials is significant. It is estimated that there are approximately 5.6 million fractures per year in the United States, and that about one in eleven requires that bone be grafted for proper healing. A recent market research study commissioned by Interpore indicates that the United States market for bone grafts totals over 490,000 procedures. This includes a wide variety of procedures, with approximately 49% of the procedures in the spine, 39% in other orthopaedic procedures, and about 12% in maxillofacial applications. According to Interpore's internal estimates, the approved indication for Pro Osteon represents approximately 100,000 procedures annually in the United States.

        There are currently three major categories of bone grafts: autograft, allograft, and bone graft substitutes. In an autograft procedure, bone material is harvested from another part of the patient's skeleton and grafted to the site of the bone deficit. This second surgical procedure, harvesting the patient's own bone, increases total operating time and expense, and can lead to complications such as infection, chronic pain, deformity and excess blood loss. When an autograft is not feasible or desirable, allograft bone, obtained from a cadaver, can be used. While allograft bone is available from numerous bone banks, its use carries the risks of implant rejection and transmission of infectious agents such as hepatitis and HIV. Also, allograft bone is not always readily available due to the storage, processing and donor screening required. The third bone graft option is the use of a bone graft substitute such as Pro Osteon. Interpore estimates that approximately 58% of the U.S. bone graft procedures are autograft procedures, 30% are allografts, and 12% are bone graft substitutes.

        Interpore's Pro Osteon 500 was the first synthetic bone graft material to be approved by the FDA. Since its approval in 1992, several bone graft substitute products (See "Competition") have become available. Bone graft substitutes have the advantage of avoiding the second surgical procedure and resultant complications associated with an autograft, or the rejection or disease transmission risks associated with allografts. Interpore believes that for more significant growth to occur in the bone graft substitute market, osteoinductive materials must be developed and commercialized. (See "Research and Development" and "Competition")

PRODUCTS

        Interpore's offering of synthetic bone graft materials includes: Pro Osteon 500, Pro Osteon 200 Porous Bone Graft Substitute ("Pro Osteon 200"), Pro Osteon 500R Resorbable Bone Graft Substitute ("Pro Osteon 500R"), Interpore 200(R) Porous Hydroxyapatite Bone Void Filler ("Interpore 200") and orbital implants. These products are derived from coral using a proprietary Replamineform manufacturing process. (See "Proprietary Rights") Under this process, the exoskeleton of marine coral (calcium carbonate) is either partially or fully converted to calcium phosphate through a hydrothermal exchange reaction. These biocompatible materials have interconnected porosity, architecture and chemical composition similar to that of human bone, and facilitate bone and tissue ingrowth.

Orthopaedic Product Line
------------------------

        Pro Osteon 500. At the time it received PMA approval from the FDA in October 1992, Pro Osteon 500 was the first commercially available bone graft substitute for orthopaedic applications in the United States. In clinical studies, the use of Pro Osteon 500 was demonstrated, radiographically and clinically, to have healing and complication rates comparable to autograft procedures. Interpore is not aware of any material unfavorable results in the clinical studies for Pro Osteon 500. Pro Osteon 500 is available in granular forms and a wide variety of block configurations up to 30 cc's in total volume. Pro Osteon 500 uses a specific genera of coral that results in an average nominal pore size of 500 microns, approximately the same as human cancellous bone. With approximately $700 of material used in an average procedure, Pro Osteon 500 provides an attractive alternative to autograft and allograft bone graft materials. The FDA approved indication is for treatment of certain metaphyseal defects. Outside the United States, Pro Osteon 500 is approved for a very broad range of bone graft applications.

        Pro Osteon 200. Pro Osteon 200 uses a specific genera of coral that results in an average nominal pore size of 200 microns, thus is slightly stronger and more dense than Pro Osteon 500. It is available in granular forms and a wide variety of block configurations up to 15 cc's in total volume. In the United States, Pro Osteon 200 is approved for use in oral surgery, periodontal defects, craniofacial and orthognathic indications pursuant to 510(k) clearances received in 1982, 1984, 1985 and 1986. Outside the United States, Pro Osteon 200 is approved for a very broad range of bone grafting applications.

        Pro Osteon 500R. Pro Osteon 500R is a more resorbable bone graft substitute. It is manufactured under a patented, modified version of the Replamineform manufacturing process in which the conversion process is interrupted before the material is completely converted, yielding a composite of calcium carbonate and calcium phosphate. The final product is composed primarily of calcium carbonate, the more rapidly resorbing of the two materials, which is covered throughout the interconnected porosity by a thin layer of calcium phosphate, the slower resorbing of the two materials. The thin layer of calcium phosphate resorbs slowly, allowing sufficient time for bony ingrowth, and once the calcium phosphate layer is partially resorbed, the inner composition of calcium carbonate resorbs much more quickly. Pro Osteon 500R typically resorbs within six months.

        In certain cases, physicians would prefer to have the bone graft substitute material completely replaced over time by the patient's own bone to improve radiographic assessment of bone growth and to improve biomechanics for cortical reconstruction. Interpore believes that Pro Osteon 500R addresses these needs. Interpore has received confirmation that it can market Pro Osteon 500R in Europe, under the "CE" mark, and in Australia. Interpore is currently developing a strategy for approval to market Pro Osteon 500R in the United States.

OEM Products
------------

        Interpore 200. Interpore 200 is the same material as Pro Osteon 200. Interpore manufactures Interpore 200 in block and granular form for use in oral surgery, periodontal defects, craniofacial and orthognathic indications pursuant to 510(k) clearances received in 1982, 1984, 1985 and 1986. Interpore 200 is sold to and marketed worldwide into the dental marketplace by a single customer under an exclusive distribution agreement which expires in 2001, with provision for automatic renewals.

        Orbital Implants. Orbital implants are used to replace damaged or diseased eyes, to replace existing artificial eyes that have extruded or migrated and to replace existing artificial eyes to improve tracking and movement. Since 1989, Interpore has manufactured orbital implants for artificial eyes using its hydroxyapatite material. Interpore believes that these orbital implants provide a superior alternative to other artificial eyes because the implant is physically attached to the patient's soft tissue. Because of the attributes of Interpore's hydroxyapatite material, the patient typically experiences integration of the soft tissue into the orbital implant. The result is improved tracking of the artificial eye with the patient's companion eye. Interpore manufactures this product solely on an OEM basis under a manufacturing and licensing agreement which expires in 2001.

Arthroscopic Instruments
------------------------

        During 1996 and 1997, Interpore distributed a line of manual arthroscopic instruments. Revenues were not significant, and accordingly, Interpore notified the OEM supplier in January 1998 that it would no longer be distributing these instruments.

Dental Implants
---------------

        Prior to May 1997, Interpore manufactured and distributed titanium dental implant systems for the rehabilitation of partially and totally toothless patients. The dental business had begun to decline as a percentage of Interpore's overall business, and accordingly, Interpore decided to pursue its divestiture. In May 1997, Interpore sold its dental implant business to Steri-Oss Inc. of Yorba Linda, California. The divestiture of the dental business has allowed Interpore to focus its efforts on penetrating the orthopaedic market with its existing products and developing products which address this market.

RESEARCH AND DEVELOPMENT

        Interpore's research and development department consists of nine full-time employees who conduct research and product development with respect to biomaterials for bone reconstruction. Interpore also engages outside consultants and academic research facilities for assistance with its new product development. Interpore plans to continue to use outside resources for product research prior to the developmental phase. Interpore's engineers also assist in the design of manufacturing improvements and support validation procedures for the FDA's requirements for Good Manufacturing Practices ("GMP") and ISO 9001, the quality management system which is a regulatory requirement of the European Community. Interpore's expenditures for research and development were $2.0 million, $2.0 million and $1.9 million in 1997, 1996 and 1995, respectively.

        New Bone Graft Substitute Products. To enter segments of the bone graft market not addressed by Interpore's current products, Interpore must develop new bone graft materials. Interpore is currently focusing its efforts on the development of osteoinductive or bone growth accelerating materials as well as the regulatory approval and commercialization of a resorbable bone graft substitute.

        Interpore is investigating the development of osteoinductive bone graft materials which will induce bone growth in the area where the product is implanted. Interpore is studying methods of combining growth factors (proteins that promote healing and bone growth) with Pro Osteon. Two projects are currently underway involving the use of synthetically derived bone growth factors. The first involves the evaluation of a bovine-derived (from a cow) purified bone protein used in conjunction with Pro Osteon. The bone protein is supplied by a strategic partner, and is currently being tested in preclinical animal studies. The second project is the development of a recombinant human bone morphogenetic fusion protein. This is a collaboration between Interpore and its university-based consultants in molecular engineering and biochemistry. The studies are being conducted at a leading research institute. The material is currently being evaluated in animal studies, and initial results have been encouraging. The inventors have applied for patent protection and have licensed rights to Interpore. Both of these projects, if successful in preclinical studies, would require FDA approval of Investigational Device Exemptions ("IDE's") involving human clinical studies, and therefore Interpore can give no assurance concerning when or whether FDA approval to market these products will be received.

        In addition to the two projects involving biochemically derived bone growth factors, Interpore has a project involving the extraction and concentration of autologous growth factors. In 1996, Interpore secured rights to a proprietary technology from a small biomedical company. Blood from the patient is processed in a commercially available cell saver device, routinely used in orthopedic surgery, which separates the blood into different component layers. Platelet-rich plasma is extracted and then processed through a proprietary filtering technology which super-concentrates the platelets and fibrinogen. The platelets release Platelet-Derived Growth Factor (PDGF) and Transforming Growth Factor Beta (TGF-B). The fibrinogen converts to fibrin, which generates a gel-like material with favorable handling characteristics. It is Interpore's opinion that the devices involved require only FDA 510(k) clearances, some of which have been received and some of which have been applied for and are pending. Interpore is currently evaluating the use of this material in combination with Pro Osteon for its ability to promote or accelerate bone growth into the Pro Osteon material. If successful, Interpore believes the technology would provide a cost-effective product that produces a mitogenic (growth-accelerating) response, enhances the handling characteristics of Pro Osteon granules and blocks, and provides the surgeon with an autologous option which may be preferable to biochemically derived growth factors.

        In certain cases, physicians would prefer to have the bone graft substitute material completely replaced over time by the patient's own bone to improve radiographic assessment of bone growth and to improve biomechanics for cortical reconstruction. Although Pro Osteon and Interpore 200 have some resorptive capability, neither product is completely replaced over time with the patient's own bone. To address this need, Interpore has developed Pro Osteon 500R, which is currently marketed outside the United States.

        Additional Pro Osteon Indications. Interpore is currently conducting clinical studies on the safety and efficacy of Pro Osteon as a bone graft material for use in spinal fusion and iliac crest backfill procedures. In January 1995, Interpore received FDA approval of its IDE application to begin clinical trials for the use of Pro Osteon Implant 200 in cervical spine interbody fusion procedures. Pro Osteon 200 is being used in conjunction with a rigid titanium bone plate to fuse vertebrae in the neck. This initial FDA approval covers 60 patients at up to six investigational sites in the United States. In May 1996, the FDA approved Interpore's IDE to commence clinical trials for the use of Pro Osteon 500 to fill the void left by autograft harvesting procedures in the iliac crest region of a patient's hip. This pilot study will be performed in conjunction with lumbar spine fusion procedures involving twenty patients, with ten receiving Pro Osteon 500 as a backfill material, and ten receiving no backfill material. Interpore is also providing Pro Osteon on a non-exclusive OEM basis to a company that is developing spine fusion cages. The implants are being evaluated in a multi-center clinical trial under an IDE received by this company. The FDA approval process can be very lengthy and Interpore can give no assurance concerning when or whether it will receive FDA approval to market Pro Osteon for these or any other indications. Also, Interpore may determine that the costs of proceeding to full-scale clinical trials may outweigh the benefits expected to be derived from obtaining the additional indications, and therefore may elect not to proceed.

CUSTOMERS, SALES AND MARKETING

        The decision to use bone graft material is made by the orthopaedic surgeon. There are approximately 14,000 practicing orthopaedic surgeons in the United States in private practice, hospitals and orthopaedic treatment centers, to which Interpore directs its domestic marketing efforts for Pro Osteon.

        Interpore's domestic sales organization consists of a combination of direct sales representatives, agents and distributors. Direct sales representatives are employees of Interpore, and both agents and distributors are independent contractors. There are currently 31 territories in the direct sales force of which 27 have been filled with direct sales representatives, and there are approximately 18 independent distributor and agent organizations, each employing a number of sales representatives ranging from 3 to 22. Distribution by direct sales representatives and agents entails Interpore invoicing the customer generally at suggested list prices, and the payment of commissions to the direct sales representatives and agents. Direct sales representatives and agents maintain Interpore-provided consignment inventories of Pro Osteon. This arrangement contrasts with distributors which purchase products from Interpore at a discount off of suggested list prices and invoice the hospital directly.

        The domestic sales organization is managed by a director of sales and five division managers. During 1995 through 1997, Interpore restructured its distribution channels for the sale of Pro Osteon. Distribution agreements with certain distributors that were not achieving satisfactory market penetration were terminated, and direct sales representatives were recruited and hired for the respective territories. Interpore selects these direct sales representatives and dealer or agent organizations for their expertise in orthopaedic or medical device sales, their reputation with the orthopaedic surgeon community and their sales coverage within a geographic area. Each direct sales representative and dealer or agent organization is given an exclusive sales territory and is subject to periodic performance reviews and sales and product training.

        Interpore intends to continue to restructure its distribution channels during 1998, and perhaps beyond, by converting to all direct sales representatives and agents. Thus, many, if not all, of the distributors are intended to be converted to agent organizations or, if performance is unacceptable, replaced by another agent organization or direct sales representatives. The primary advantage of direct sales representatives and agents is that Interpore directly invoices the hospital, which enables Interpore to identify the end user and which causes reported revenues to more closely match hospital usage. The process of converting distributor territories to direct sales or agent territories has had and may continue to have an adverse effect on sales during the conversion period, because the distributors involved are either returning their unexpired inventory to Interpore for credit (to the extent that Interpore is obligated to accept such return) or selling their inventories to depletion, during which time Interpore would not expect to receive additional orders from these distributors.

        Outside of the United States, Interpore distributes Pro Osteon through independent orthopaedic products distributors. The Company has three international sales manager positions and has set up distribution arrangements with 46 distributors in 53 countries covering Europe, South America and Asia. For fiscal years 1997, 1996 and 1995, Interpore's international sales represented approximately 12%, 10% and 10% of net sales, respectively.

        In January 1998, Interpore entered into an agreement with a contract warehouse in the Netherlands to distribute its products to customers in countries outside of North America. Interpore believes that this arrangement will improve shipping efficiencies and service to its international customers.

        Interpore participates in numerous professional meetings including the American Academy of Orthopaedic Surgeons Meeting, the North American Spine Society Meeting and the Annual Meeting of the Orthopaedic Trauma Association. Interpore also participates in scientific presentations and professional seminars at hospitals.

RAW MATERIALS AND MANUFACTURING

        Coral is the primary raw material used by Interpore in the manufacture of its bone graft substitute products. The coral used in Interpore's products is sourced from two genera located in a wide variety of geographic locations. Interpore presently harvests coral in tropical areas of the Pacific and Indian Oceans. Interpore believes it has an adequate supply of coral for the foreseeable future. Coral is covered under an international treaty entitled Convention on International Trade of Endangered Species of Wild Fauna and Flora, which regulates the import/export of raw coral and products derived therefrom in approximately 140 nations around the world. To date, the limitations imposed by this treaty have not negatively affected Interpore's ability to source raw coral. See "Government Regulation."

        The manufacturing process for Interpore's bone graft substitute products involves coral qualification and cutting, hydrothermal conversion, testing, packaging and sterilization of the product, all of which, with the exception of sterilization, are performed at Interpore's facilities. In the hydrothermal exchange process, a chemical reaction is initiated whereby the calcium carbonate exoskeleton of the coral is partially or fully converted to calcium phosphate. This results in a biocompatible material which has interconnected porosity, architecture and chemical composition similar to that of human bone.

COMPETITION

        Orthopaedic Bone Graft Substitute Market. Interpore's synthetic bone products compete with natural bone obtained from autograft procedures and allograft sources and with three other synthetic bone products. Autograft and allograft bone have been used for graft material for a much longer period of time than synthetic bone graft materials, and in order to maintain and increase its future sales of Pro Osteon, Interpore will have to continue to demonstrate to the medical community the surgical and patient advantages, safety, efficacy, cost effectiveness and clinical results of Pro Osteon.

        Interpore believes that Pro Osteon provides an attractive alternative to autograft and allograft bone graft materials. In an autograft, a second surgical procedure is required. Bone material is harvested from another part of the patient's skeleton and then grafted to the site of the bone deficit. The harvesting procedure increases total operating time and expense, and can lead to complications such as infection, excessive blood loss, chronic pain and deformity. When an autograft is not feasible or desirable, allograft bone, obtained from a cadaver, can be used. To maintain mechanical and biological properties, some allograft bone is not sterilized. Therefore, unlike Pro Osteon, which is a sterile and biocompatible material, allograft bone carries the risks of implant rejection and the transmission of infectious agents such as hepatitis and HIV. The use of Pro Osteon entails none of these risks, and provides clinical results comparable to those of autograft material.

        In May 1993, a second bone graft substitute for orthopaedic applications was approved by the FDA. This product, Collagraft, consists of hydroxyapatite/tri-calcium phosphate and bovine collagen, which must be mixed with patients' own bone marrow. The manufacturer of this product received a PMA supplemental approval from the FDA for a second generation freeze-dried product which is pre-mixed and requires no refrigeration. Collagraft has been marketed by Zimmer, Inc., a subsidiary of Bristol-Myers Squibb, a competitor with significantly greater resources and distribution capabilities than Interpore.

        In July 1996, the FDA issued 510(k) clearance to Wright Medical Technology, Inc. for OsteoSet(TM), a plaster of paris (calcium sulfate) bone void filler. Interpore believes that there is very little clinical data available documenting the safety and efficacy of this product.

        Grafton(R) is a bone product manufactured by Osteotech, Inc. It is a processed allograft gel available in a variety of forms. Because it is derived from allograft, Grafton is not regulated as a medical device under the federal Food, Drug and Cosmetic Act, as amended, and as such, can be promoted for a wide variety of surgical indications. While Interpore believes that Grafton has many of the same disadvantages as allograft, it is perceived by some surgeons to be osteoinductive.

        Numerous other companies are pursuing additional synthetic bone graft materials for orthopaedic applications which could ultimately compete with Pro Osteon in the United States. To the best of Interpore's knowledge, none have yet progressed beyond clinical trials.

        Tissue Engineering Market. While no osteoinductive materials (i.e., growth factors) have yet been introduced to the market, there is significant development activity ongoing that if successful would potentially produce products competitive with Interpore's osteoinductive bone graft material projects. Genetics Institute, Inc. has a recombinant human bone morphogenetic protein (rhBMP-2) in human clinical studies. Creative Biomolecules also has a recombinant human bone morphogenetic protein (OP-1), which is in human clinical studies under an FDA-approved IDE. Sulzer Orthopedics Biologics, a subsidiary of SulzerMedica of Switzerland, has an extract of bovine (cow)-derived bone growth protein that is in preclinical animal studies.

        Oral and Maxillofacial Market. Interpore 200 competes with autograft, allograft and xenograft as well as other bone substitute products for repair or reconstruction of oral and maxillofacial bone structures. In addition, Interpore 200 competes with silicone implants for maxillofacial applications. Companies selling competitive products sometimes also sell dental implants and attempt to bundle the products as part of a sales strategy.

        Interpore competes in all of its markets primarily on the basis of product performance and price, as well as customer loyalty and service.

GOVERNMENT REGULATION

        Interpore's products are regulated by the FDA under the federal Food, Drug and Cosmetic Act, as well as other federal, state and local governmental authorities and similar regulatory agencies in other countries. The FDA permits commercial distribution of a new medical device only after the FDA has cleared a 510(k) premarket notification or has approved a Premarket Approval application for such medical device. In general, the FDA will clear marketing of a medical device through the 510(k) premarket notification process if it is demonstrated that the new product is substantially equivalent (in terms of safety, efficacy and intended use) to certain 510(k) cleared products which are already commercially available and legally sold on the market.

        The PMA approval process is lengthier and more burdensome than the 510(k) premarket notification process. The PMA process generally requires detailed animal and clinical studies, as well as manufacturing data and other information. If clinical studies are required by the FDA, an IDE is also required. An IDE restricts the investigational use of the device to a limited number of investigational sites, investigators and patients. Its purpose is to prove safety and efficacy of the device. FDA approval of a PMA application indicates that the FDA concurs that a device has been scientifically proven, through the completion and submission of animal data, a completed IDE and other pertinent information, to be safe and effective for its intended use.

        The PMA application for Pro Osteon was first accepted for filing by the FDA in February 1988. In October 1992, Interpore received FDA approval of its PMA application which allows Interpore to market Pro Osteon 500 for certain acute metaphyseal defects (defects in the wide part of long bones). In December 1993, Interpore received a PMA Supplement approval from the FDA to market Pro Osteon 500 in granular forms and a wide variety of block configurations up to 30 cc's in total volume. Interpore's Pro Osteon 200 and Interpore 200 were cleared for marketing for certain oral surgery, periodontal defects, craniofacial and orthognathic indications through 510(k) premarket notifications in 1982, 1984, 1985 and 1986. Orbital implants were also cleared through 510(k) notification by the patent holder of the device in 1989.

        The FDA approved indication for Pro Osteon 500 is for the repair of acute metaphyseal defects in conjunction with rigid internal fixation (plates and screws) as dictated by the clinical use requirements in skeletally mature individuals when there is no autogenous bone donor site available. Pro Osteon 500 is contraindicated (1) for fractures of the growth plate at the end of the bone, (2) in sites with vascular impairment proximal to the graft site, (3) in the presence of metabolic or systemic bone disorders, (4) where stabilization of the fracture is not possible, (5) where soft tissue coverage is not possible, and (6) in infected wounds. These contraindications, which were specified by the FDA as part of the approval for Pro Osteon 500, are generally applicable to the use of all synthetic bone graft materials, rather than to Pro Osteon 500 in particular. Interpore does not believe that these contraindications materially limit the use of Pro Osteon 500 for its approved indication, or Interpore's ability to market Pro Osteon 500.

        In July 1997, the FDA cleared the use of Wright Medical Osteoset Plaster of Paris as a bone void filler. This product was deemed substantially equivalent to a preamendment device (i.e., a device sold and distributed in the United States prior to May 28, 1976) sold by the Ethicon division of Johnson and Johnson. Prior to clearance of this device, all bone void fillers were required to obtain marketing approval for bone graft substitutes via the PMA process. There is now a possibility that some clearances of other bone graft substitute products potentially competing with Pro Osteon may be obtained through the less burdensome 510(k) premarket notification process.

        Present and future governmental regulation may prevent or substantially delay the marketing of Interpore's proposed new products, cause Interpore to undertake costly procedures and/or furnish a competitive advantage to more substantially capitalized companies with which Interpore competes. After approval, the FDA may require post-marketing approval surveillance programs to monitor the effects of newly-approved medical devices. FDA approval may be withdrawn for noncompliance with regulatory standards or the occurrence of unforeseen problems following initial market introduction. In addition, the extent of potentially adverse government regulations which might arise from future administrative action or legislation cannot be predicted. Finally, product modifications may require the submission of a new 510(k) premarket notification or a PMA Supplement prior to marketing introduction. In addition, future products may require a new PMA submission. There can be no assurance that marketing clearances or approvals will be obtained on a timely basis, or at all. Delays in receiving, or the failure to receive, such approvals or clearances could have a material adverse effect on Interpore.

        Interpore is registered as a medical device manufacturer with the FDA and with state agencies such as the Food and Drug Branch of the California Department of Health Services (the "California DHS"). The FDA and state agencies inspect Interpore from time to time to determine whether Interpore is in compliance with various regulations relating to medical device manufacturing, including the FDA's GMP regulation, which govern design, manufacturing, testing, quality control, sterilization and labeling of medical devices. Interpore believes it is in compliance with the regulations established by the FDA and the California DHS applicable to its business. The FDA and the California DHS have inspected Interpore's manufacturing facilities and quality assurance procedures in the past. In addition, the FDA actively enforces regulations prohibiting the promotion of medical devices for unapproved indications. Off-label promotion is also prohibited by Interpore policy. Material violation of such regulations could lead to the imposition of injunctions, suspensions or loss of regulatory approvals, product recalls, termination of distribution, or product seizures. In the most egregious cases, criminal sanctions or closure of Interpore's manufacturing facility are possible.

        Interpore must also comply with the requirements of the Convention of International Trade of Endangered Species of Wild Fauna and Flora ("CITES"). This is an international agreement signed by approximately 140 nations which regulates the import and export of products which are derived from endangered wildlife. Although the coral used by Interpore is not an endangered species, all harvested coral is subject to regulation under CITES. As a result, Interpore must register and obtain licensure from the U.S. Department of Fish and Wildlife for both the import of raw coral and the export of finished product. Because each shipment of product exported outside of the United States or its possessions requires individual permitting, and also to improve shipping efficiencies and service to its international customers, Interpore has entered into an agreement with a contract warehouse in the Netherlands for the purpose of international distribution of Interpore's products. In the future, regulations could make the import or export of coral or coral-derived products prohibitive and could interrupt Interpore's ability to supply product. Interpore does maintain several years' supply of coral to minimize the risk of this possibility. However, there can be no assurance that this supply of raw coral is sufficient, that Interpore will be able to obtain sufficient quantities of coral in the future or that future regulations will not prohibit its use altogether.

        Interpore must also comply with registration requirements of foreign governments and with import and export regulations when distributing its products to foreign nations. Each foreign country's regulatory requirements for product approval and distribution are unique and may require the expenditure of substantial time, resources and effort to obtain and maintain approvals for marketing. In September 1995, Interpore received approval to use the "CE" mark for its entire line of orthopaedic and oral/maxillofacial synthetic bone graft materials. The CE mark indicates that the products are approved for sale within 18 countries in the EC (European Community) and EFTA (European Free Trade Association) and that Interpore is in compliance with the ISO 9001 and EN 46001 standards which govern medical device manufacturers that are marketing products in Europe. Pro Osteon 500, Pro Osteon 200, and Pro Osteon 500R are all approved in Europe for a broad range of grafting applications and carry the "CE" mark.

        Interpore does not anticipate that compliance with federal, state and local environmental laws will have any material adverse effect on Interpore's business, results of operations or capital expenditures.

PROPRIETARY RIGHTS

        Hydroxyapatite Materials. In September 1976, Interpore was granted a license with respect to five United States patents and related foreign patents covering the Replamineform technology. The license provided Interpore with exclusive rights to manufacture and distribute the licensed products until expiration of the patents. The most significant patent concerned the right to manufacture a hydroxyapatite bone graft substitute material from marine coral, and it expired in December 1994. The remaining patents expired in 1997. Interpore does not anticipate any significant impact on its business as a result of the expiration of the Replamineform patents, because it believes the lengthy FDA approval process and Interpore's proprietary manufacturing processes are more significant barriers to entry than patent protection.

        Interpore owns five United States patents related to improvements on the process for manufacturing biomaterials for bone reconstruction: two of the patents relate to Pro Osteon 500R, and three of the patents relate to a non-coral based synthetically produced porous hydroxyapatite. These patents expire between 2006 and 2013.

        Patents and Personnel. As part of its ongoing research, development and manufacturing activities, Interpore has a policy of seeking patent protection. Patents relating to particular products, uses or procedures, however, do not preclude other manufacturers from employing alternative processes or from successfully marketing substitute products. There can be no assurance that any pending or future patent applications will be granted or that any current or future patent will provide adequate protection for Interpore's technology and products. There can also be no assurance that others will not independently develop similar technologies or duplicate any technology developed by Interpore or that Interpore's technology will not infringe patents or other rights owned by others, licenses to which may not be available to Interpore or available on favorable terms. Interpore believes that although the patents often are necessary to protect its technology and products, the lengthy FDA approval process and certain manufacturing processes are more significant barriers to entry. Moreover, much of the proprietary technology and manufacturing processes developed by Interpore reside in its key scientific and technical personnel and such technology and processes are not easily transferable to other scientific and technical personnel. The loss of the services of key scientific, technical and manufacturing personnel could have a material adverse effect on Interpore's business and results of operations.

        Trademarks. "Pro Osteon," "Interpore" and "Interpore 200" are registered trademarks of Interpore. The Company has trademark registrations pending for various terms to be used in marketing.

EMPLOYEES

        As of February 28, 1998, Interpore had 85 full-time employees, of whom 46 were engaged in marketing and sales, 15 in manufacturing, nine in regulatory affairs and quality assurance, six in general administration and finance and nine in research and development. None of these employees is represented by a union, and Interpore has never experienced a work stoppage. Management considers its employee relations to be good.

CERTAIN BUSINESS CONSIDERATIONS AND RISK FACTORS

        This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. Interpore's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K.

        Risks Associated with the Merger; Integration of Certain Operations. Interpore and Cross have entered into the merger agreement with the expectation that the merger will result in beneficial synergies for the combined company. Achieving the anticipated benefits of the merger will depend, in part, upon whether integration is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. Interpore and Cross estimate that the integration, if successful, will take several quarters to accomplish. The combination of Interpore and Cross will require, among other things, integration of product offerings and coordination of sales and marketing, financial reporting and research and development efforts. There can be no assurance that integration will be accomplished smoothly or successfully. The difficulties of integration may be increased by the necessity of coordinating geographically separated organizations with distinct cultures. While the companies intend to use a combined sales and marketing force, they may experience product offering limitations due to the limited regulatory indications for their products approved by the FDA. The transfer of certain operations, among other reasons, may result in the loss of key personnel from Cross and Interpore. Failure to accomplish the integration of the operations of Interpore and Cross, inefficiencies or delays in integration or the loss of key personnel could have a material adverse effect on the business, operating results or financial condition of Interpore or Cross.

        Risk that the Merger Will Fail to Occur; Termination Payments. No assurance can be given that the merger between Interpore and Cross will be consummated. Failure to consummate the merger may result in a material adverse effect on the business or prospects of Interpore. Such a material adverse effect may result from, among other factors, the significant amount of time and resources that have been dedicated by the management of Interpore to the transactions contemplated by the merger agreement. In addition, the merger agreement provides for the payment by Interpore of a termination fee of up to $2.0 million if the merger is terminated under certain circumstances. The obligation to make such payments may adversely affect the ability of Interpore to engage in another transaction and the payment of the fee may have an adverse impact on the financial condition of Interpore.

        Product Liability, Litigation and Insurance. The manufacture and sale of Interpore's products involve the risk of product liability claims. Although Interpore maintains product liability insurance with coverage limits of $10.0 million per occurrence and $10.0 million in the aggregate per year, there can be no assurance that the coverage limits of Interpore's insurance policies will be adequate. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful claim brought against Interpore in excess of its insurance coverage could have a material adverse effect on Interpore's business reputation, financial condition and results of operations.

        Rapid Technological Change and Intense Competition. The medical device market is highly competitive. Interpore competes with many companies, some of which have access to greater financial and other resources than Interpore. Furthermore, the medical device market is characterized by intense development efforts and rapidly advancing technology. Interpore's present and future products could be rendered obsolete or uneconomical by technological advances by one or more of Interpore's current or future competitors or by alternative therapies such as drugs. The Interpore success will depend, in large part, upon its ability to anticipate and keep pace with such advances. Competitive market forces may also adversely affect the prices at which Interpore sells its products. In order to maintain its current level and increase its future sales of Pro Osteon, Interpore will have to continue to demonstrate to the medical community the surgical and patient advantages, safety, efficacy, cost effectiveness and clinical results of Pro Osteon. See "Competition."

        Challenges to Patents and Proprietary Rights. Interpore relies on a combination of patents, trade secrets and nondisclosure agreements to protect its proprietary intellectual property. Interpore owns numerous U.S. and foreign patents and patent applications and has license rights to certain patents held by third parties. There can be no assurance that pending patent applications will result in issued patents, that patents issued to or licensed by

Interpore will not be challenged or circumvented by competitors or that such patents will be found to be valid or sufficiently broad to protect Interpore's technology or to provide Interpore with any competitive advantage. Third parties could also obtain patents that may require licensing for the conduct of the Interpore's business, and there can be no assurance that the required licenses would be available. Interpore also relies on confidentiality agreements with certain employees, consultants and other parties to protect, in part, trade secrets and other proprietary technology. There can be no assurance that these agreements will not be breached, that Interpore will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to Interpore's trade secrets and proprietary knowledge. See "Proprietary Rights."

        FDA and Other Governmental Regulation. The medical devices manufactured and marketed by Interpore are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory approvals to market a medical device, particularly from the FDA, can be costly and time-consuming, and there can be no assurance that such approvals will be granted on a timely basis, if at all. While Interpore believes that it has obtained all necessary clearances for the manufacture and sale of their current products and that it is generally in compliance with applicable FDA and other material regulatory requirements, there can be no assurance that Interpore will be able to continue such compliance. If the FDA were to believe that Interpore was not in compliance with applicable laws or regulations, it could institute proceedings to detain or seize Interpore's products, issue a recall, impose operating restrictions, enjoin future violations and assess civil and criminal penalties against Interpore, its officers or its employees and could recommend criminal prosecution to the Department of Justice. Additionally, the regulatory process may delay the marketing of new products for lengthy periods and impose substantial additional costs or it may prevent the introduction of new products altogether. Moreover, foreign governmental authorities have become increasingly stringent and Interpore may be subject to more rigorous regulation by foreign governmental authorities in the future. All products and manufacturing facilities are subject to continual review and periodic inspection by the FDA. The discovery of previously unknown problems with Interpore or its products or facilities may result in product labeling restrictions, recall, or withdrawal of the products from the market. See "Government Regulation."

        Possible Denial of Third-Party Reimbursement. Interpore's products are purchased by hospitals, doctors and other health care providers who are reimbursed for the health care services provided to their patients by third-party payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care programs. These third-party payors may deny reimbursement if they should determine that a device used in a procedure was not used in accordance with cost-effective treatment methods, as determined by such third-party payor, or was used for an unapproved indication. Also, third-party payors are increasingly challenging the prices charged for medical products and services. There can be no assurance that Interpore's products will be considered cost-effective by third-party payors, that reimbursement will be available or, if available, that the third-party payors' reimbursement policies will not adversely affect Interpore's ability to sell its products profitably.

        Volatility of Market Price. Market prices for securities of biomaterials companies have historically been highly volatile. Quarterly operating results of Interpore, the announcement of technological innovations or new products by Interpore, or its competitors, governmental regulation, timing of regulatory approvals, developments related to patents or proprietary rights or publicity regarding actual or potential malfunctions of Interpore's, or its competitors' products may cause the market price of Interpore's common stock to fluctuate substantially. The Company's quarterly sales results have been and may continue to be adversely effected by the switch from distributors to direct sales representatives and agents. See "Customers, Sales and Marketing."

        Dependence on Key Personnel. Interpore's success depends to a significant extent upon the efforts and abilities of its senior management and key employees. The loss of the services of one or more key executive officers could have a material adverse effect upon the Company's business and results of operations.

ITEM 2.  PROPERTIES

        Interpore leases a 36,830 square foot facility in Irvine, California. This facility was approved in March 1994 by the FDA for the manufacture of Pro Osteon. The average annual lease expense over the ten year term of the lease, which expires January 31, 2003, is $387,000. The lease provides a right to extend the term for an additional five years at the fair market lease rate of the facility on the extension date, but not less than the rate paid by Interpore during the month immediately preceding the commencement of the extension period. Interpore also leases a 2,700 square foot facility in Santa Ana, California to provide additional warehousing, and two sales offices with approximately 1,175 and 200 square feet in Plano, Texas and Miami, Florida, respectively. Interpore believes the facilities will be adequate to serve its operational needs over the next one to two years.

ITEM 3.  LEGAL PROCEEDINGS

        Interpore is subject to an inherent risk of product liability and other liability claims which may involve significant claims and defense costs. To date, all claims against Interpore have been covered by insurance policies, except for deductible limits and self-insured retentions. Interpore currently has primary product liability insurance with coverage limits of $10 million per occurrence and $10 million in the aggregate per year. Product liability insurance is expensive and in the future may not be available in acceptable amounts, on acceptable terms, or at all. If Interpore were to be held liable for damages exceeding the limits or outside of the scope of its insurance coverage, the business and results of operations of Interpore could be materially adversely affected. Interpore's reputation and business could be adversely affected by product liability claims, regardless of their merit or eventual outcome. Interpore is and from time to time has been party to commercial litigation relating to its business. Interpore believes that none of these matters is material and intends to defend itself vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        Since December 20, 1993, the Company's common stock has traded on The Nasdaq Stock Market under the symbol "BONZ". The table below sets forth the high and low sale prices for the Company's common stock for the four quarters in each of 1997 and 1996. Amounts shown represent actual sales transactions as reported on The Nasdaq Stock Market.

                          1997                High           Low
                          ----                ----           ---
                      Fourth Quarter        $12 1/4        $5 1/2
                      Third Quarter           9             4 11/64
                      Second Quarter          5 3/8         4
                      First Quarter           6 1/4         4 1/4


                          1996               High           Low
                          ----               ----           ---
                      Fourth Quarter        $6            $4 1/4
                      Third Quarter          6 1/8         4 1/4
                      Second Quarter         9             5
                      First Quarter          7             4 5/8

        On March 20, 1998, the closing sale price for the Company's common stock as reported on The Nasdaq Stock Market was $6 1/8. The number of record holders of the Company's common stock as of March 20, 1998 was 360.

        The Company currently does not pay any dividends on its preferred and common stock and its Board of Directors has no present intention to pay cash dividends. The Board of Directors intends to use any earnings for the development and expansion of the business.

ITEM 6.  SELECTED FINANCIAL DATA

        The selected financial data as of and for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 set forth below have been derived from the consolidated financial statements of Interpore.

                                                   YEAR ENDED DECEMBER 31,
                                ---------------------------------------------------------------
                                   1997         1996         1995         1994         1993
                                -----------  -----------  -----------  -----------  -----------
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Net sales(1)...................   $ 15,511     $ 19,917     $ 17,103     $ 18,458     $ 14,315
Cost of goods sold.............      3,135        5,394        4,520        5,648        4,898
Royalty expense................         52          249          278          761          612
                                -----------  -----------  -----------  -----------  -----------
Gross profit...................     12,324       14,274       12,305       12,049        8,805
Total operating expenses.......     12,180(1)    14,379       12,332(3)    10,137        8,246
                                -----------  -----------  -----------  -----------  -----------
Income (loss) from operations..        144         (105)         (27)       1,912          559
Total interest and other income
     (expense), net............        992          763          661          601           (9)
                                -----------  -----------  -----------  -----------  -----------
Income before taxes............      1,136          658          634        2,513          550
Income tax (benefit) provision.     (1,635(2)         -       (1,404(2)       101           14
                                -----------  -----------  -----------  -----------  -----------
Net income ....................   $  2,771     $    658     $  2,038     $  2,412     $    536
Net income per share:
     Basic.....................   $    .40     $    .09     $    .30     $    .37     $    .11
                                ===========  ===========  ===========  ===========  ===========
     Diluted...................   $    .37     $    .09     $    .27     $    .32     $    .10
                                ===========  ===========  ===========  ===========  ===========
Shares used in computing net
  income per share:
     Basic.....................      7,002        6,996        6,752        6,576        5,081
     Diluted...................      7,401        7,468        7,535        7,568        5,279

                                                         DECEMBER 31,
                                ---------------------------------------------------------------
                                   1997         1996         1995         1994         1993
                                -----------  -----------  -----------  -----------  -----------
                                                        (IN THOUSANDS)
BALANCE SHEET DATA:
Total assets...................   $ 22,776     $ 20,323     $ 21,705     $ 20,177     $ 15,667
Long-term debt, including
current                                  -            5          191          369          712
     portion...................
Preferred and common stock.....     36,251       35,917       37,101       37,219       34,963
Accumulated deficit............    (14,615)     (17,386)     (18,044)     (20,082)     (22,494)

---------------------------------

(1) Interpore's dental implant business was sold in May 1997. The transaction, including associated costs, resulted in a net charge to operating expenses of $617,000 in 1997. Net sales of dental implants were approximately $1.7 million, $7.1 million, $8.1 million, $9.8 million and $10 million in 1997, 1996, 1995, 1994 and 1993, respectively.
(2) In fiscal years 1997 and 1995, Interpore recognized deferred tax assets of $1.7 million and $1.5 million, respectively, which had previously been fully reserved in accordance with Statement of Financial Accounting Standards No. 109.
(3) In 1995, Interpore recorded a $411,000 provision for distributor returns to reflect the estimated value of product returns it would accept from distributors terminated as of December 31, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SIGNIFICANT EVENTS

        In February 1998, Interpore entered into an agreement to merge with Cross Medical Products, Inc., ("Cross") an Ohio-based worldwide supplier of spinal implant systems used to treat degenerative conditions and deformities of the spine. If the Merger is consummated, approximately 6.7 million shares of Interpore's common stock will be exchanged for all of the common stock of Cross. Consummation of the merger is subject to customary conditions, including regulatory approvals and approvals by the shareholders of each company. The Merger is intended to be accounted for as a pooling of interests and is expected to be completed in the second quarter of 1998.

        In February 1998, the Board of Directors of Interpore approved a proposal for Interpore to reincorporate from California to Delaware. The proposed reincorporation is subject to approval by Interpore's shareholders and is expected to be completed in the second quarter of 1998.

        In April 1997, Interpore entered into a definitive agreement for the sale of its dental business to Steri-Oss Inc. of Yorba Linda, California. In May 1997, the sale was completed, and Interpore received an initial cash payment of $1.5 million. A deferred cash payment of $749,000 is due in March 1998. As part of the transaction, Interpore and Steri-Oss negotiated a distribution agreement whereby Interpore manufactures and provides Interpore 200 for distribution by Steri-Oss in the dental market. The transaction, including associated costs, resulted in a net charge of $617,000 which was recorded in the quarter ended June 30, 1997.

RESULTS OF OPERATIONS

        The following table presents Interpore's results of operations as percentages:

                                      Percentage of Net Sales             Percentage Change
                                -------------------------------------  ------------------------
                                                                       1997 vs.     1996 vs.
Year ended December 31,            1997         1996         1995         1996         1995
------------------------------  -----------  -----------  -----------  -----------  -----------
Net sales...................       100.0%       100.0%       100.0%       (22.1%)       16.5%
Cost of goods sold..........        20.2%        27.1%        26.4%       (41.9%)       19.3%
Royalty expense.............          .3%         1.2%         1.7%       (79.1%)      (10.4%)
                                -----------  -----------  -----------  -----------  -----------
     Gross profit...........        79.5%        71.7%        71.9%       (13.7%)       16.0%
                                -----------  -----------  -----------  -----------  -----------
Operating expenses:
   Research and development.        12.9%        10.1%        11.3%         (.4%)        3.2%
   Selling and marketing....        47.3%        49.3%        44.1%       (25.3%)       30.3%
   General and administrative       14.4%        12.8%        14.3%       (12.7%)        4.7%
   Loss on sale of dental
     business...............         4.0%          0%            0%         N/A           N/A
   Provision for distributor
     returns................           0%          0%          2.4%         N/A       (100.0%)
                                -----------  -----------  -----------  -----------  -----------
     Total operating expense        78.6%        72.2%        72.1%       (15.3%)       16.6%
                                -----------  -----------  -----------  -----------  -----------
Income (loss) from operations         .9%         (.5%)        (.2%)        N/A          N/A
                                ===========  ===========  ===========  ===========  ===========

1997 Compared to 1996

        For the year ended December 31, 1997, net sales of $15.5 million were $4.4 million or 22.1% lower than sales of $19.9 million for the previous year. The following table presents sales by category (in thousands):

                                                                            Change
                                                                -------------------------------
Year ended December 31,              1997            1996           Amount            %
                                ------------------------------- --------------- ---------------
Orthopaedic product sales...       $  12,662       $  11,660       $   1,002           8.6%
OEM product sales...........           1,143           1,113              30           2.7%
                                ------------------------------- --------------- ---------------
Sub-total...................          13,805          12,773           1,032           8.1%
Dental product sales........           1,706           7,144          (5,438)        (76.1%)
                                =============================== =============== ===============
Total sales.................       $  15,511       $  19,917       $  (4,406)        (22.1%)
                                =============================== =============== ===============

        Sales of orthopaedic products, primarily Pro Osteon(R) bone graft substitute material for orthopaedic applications, increased by $1.0 million or 8.6% to $12.7 million compared to $11.7 million for the year ended December 31, 1996. Domestic sales of orthopaedic products increased 2.0% during the year. Domestic sales through direct sales representatives in 1997 increased 33.7% while domestic sales through distributors decreased 34.6% compared to 1996. Sales by direct representatives have generally increased and sales by domestic distributors have generally decreased since Interpore created a domestic direct sales force and terminated distribution agreements with certain domestic distributors that were not achieving satisfactory market penetration. Additionally, in late 1997 Interpore began an initiative to convert all of its domestic distributors into agency relationships. Instead of purchasing products from Interpore and reselling them to hospitals, agents receive commissions on sales in their territories which are billed directly to the hospitals by Interpore. With agency relationships, Interpore is able to identify the end user, and Interpore's reported revenues more closely match hospital usage. The initiation of this process in late 1997 resulted in reduced sales to domestic distributors while they minimize their inventory levels in preparation for this conversion. This process is expected to be substantially completed, and may have a continued adverse effect on sales, in 1998. International sales of orthopaedic products, made exclusively to distributors, increased 109.0% in 1997 versus 1996.

        Sales of Interpore's OEM products, which consist mostly of porous hydroxyapatite material for dental applications and for orbital implants, increased by 2.7% to $1.14 million for the year ended December 31, 1997 versus $1.11 million for the prior year.

        Sales of Interpore's oral/maxillofacial products (titanium dental implant systems and Interpore 200) declined by $5.4 million or 76.1% from $7.1 million in 1996 to $1.7 million in 1997. This reflects the discontinuance of dental product sales effective April 18, 1997. Sales of Interpore 200 for dental use subsequent to the sale of the dental business are now classified as OEM product sales.

        For the years ended December 31, 1997 and 1996, gross margins were 79.5% and 71.7% of sales, respectively. The improvement reflects the discontinuance of dental product sales which had lower gross margins than Interpore's remaining orthopaedic and OEM products, and which also had associated royalty expense.

        Total operating expenses for the year ended December 31, 1997 decreased by 15.3% or $2.2 million as compared to 1996. Research and development expenses remained relatively constant. Selling and marketing expenses decreased $2.5 million or 25.3% compared to 1996. Selling and marketing expenses directly related to the dental business accounted for this decline while selling and marketing expenses in the orthopaedic business remained relatively constant. General and administrative expenses decreased $325,000 or 12.7%, mostly the result of cost reductions following the sale of the dental business.

        The increase in interest income resulted from higher cash and investments balances while the increase in other income primarily relates to higher royalty income.

        The income tax benefit in 1997 of $1.6 million reflects recognition of $1.7 million of deferred tax assets, primarily consisting of net operating loss carryforwards, which had previously been fully reserved in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Management believes it is more likely than not that those tax benefits will be realized. No provision for income taxes was recorded in 1996, as a result of Interpore's utilization of net operating loss carryforwards.

1996 Compared to 1995

        For the year ended December 31, 1996, net sales of $19.9 million were $2.8 million or 16.5% higher than sales of $17.1 million for the previous year. The following table presents sales by category (in thousands):

                                                                            Change
                                                                -------------------------------
Year ended December 31,              1996            1995           Amount            %
                                --------------  --------------  --------------  ---------------
Orthopaedic product sales...       $  11,660       $   7,954       $   3,706          46.6%
OEM product sales...........           1,113           1,071              42           3.9%
                                --------------  --------------  --------------  ---------------
Sub-total...................          12,773           9,025           3,748          41.5%
Dental product sales........           7,144           8,078            (934)        (11.6%)
                                ==============  ==============  ==============  ===============
Total sales.................       $  19,917       $  17,103       $   2,814          16.5%
                                ==============  ==============  ==============  ===============

        Sales of orthopaedic products, primarily Pro Osteon bone graft substitute material for orthopaedic applications, increased by $3.7 million or 46.6% to $11.7 million compared to $8.0 million for the year ended December 31, 1995. During 1995, Interpore began to restructure its distribution channels for the sale of Pro Osteon. Distribution agreements with certain domestic distributors that were not achieving satisfactory market penetration were terminated, and direct sales representatives were recruited and hired for the respective territories. In the first quarter of 1996, Interpore continued its restructuring of domestic distribution channels and established an international sales management group. In 1996, Pro Osteon sales through domestic direct sales representatives increased by 146% over 1995, and sales of Pro Osteon to international distributors increased 181% over 1995. These increases were partially offset by a 5.1% decrease in sales to domestic distributors.

        Sales of Interpore's OEM products, which consist mostly of porous hydroxyapatite material for orbital implants manufactured for a single customer, increased by 3.9% to $1.11 million for the year ended December 31, 1996 versus $1.07 million for the prior year.

        Sales of Interpore's oral/maxillofacial products (titanium dental implant systems and Interpore 200) declined by $934,000 or 11.6% from $8.1 million in 1995 to $7.1 million in 1996. Continued strong competition in this slow growth market along with an absence of the introduction of major new dental product lines contributed to this decline.

        For the years ended December 31, 1996 and 1995, gross margins were 71.7% and 71.9% of sales, respectively.

        Total operating expenses for the year ended December 31, 1996 increased by 16.6% or $2.0 million as compared to the same twelve month period of 1995. Research and development expenses increased by 3.2% but declined as a percentage of sales from 11.3% in 1995 to 10.1% in 1996. The $2.3 million or 30.3% increase in selling and marketing expenses from $7.5 million in 1995 to $9.8 million in 1996 primarily related to costs associated with Interpore's expanded orthopaedic direct sales force and the orthopaedic international sales management group. General and administrative expenses increased $114,000 or 4.7% but decreased as a percentage of sales to 12.8% in 1996 from 14.3% in 1995. Operating expenses for 1995 included a $411,000 provision for distributor returns to reflect the estimated value of product returns Interpore would accept from distributors terminated as of December 31, 1995.

        The decrease of $116,000 in interest income relates to lower average combined cash, cash equivalents and short-term investments primarily resulting from Interpore's $1.3 million repurchase of its common stock in 1996. Other income increased $201,000, primarily the result of royalty payments earned on sales of a product line which Interpore sold in 1993.

        No provision for income taxes was recorded in 1996, as a result of Interpore's utilization of net operating loss carryforwards. The credit for income taxes in 1995 of $1.4 million reflects recognition of $1.5 million of deferred tax assets, primarily consisting of net operating loss carryforwards, which had previously been fully reserved in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 1997, cash, cash equivalents and short-term investments totaled $13.5 million as compared to $10.3 million at the end of 1996. Total working capital increased to $18.4 million from $16.9 million and the current ratio improved to 17.1 from 10.4 at December 31, 1997 and 1996, respectively. The increase in cash, cash equivalents and short-term investments of $3.2 million was the result of the net proceeds from the sale of the dental business and positive cash flow from operations in 1997.

        Interpore's $13.5 million total of cash, cash equivalents and short-term investments remains available to support Interpore's continued investment in the development of its business, including the pursuit of regulatory approvals for additional indications for the use of Pro Osteon, development or acquisition of new bone graft products or complementary products, and possible acquisitions of businesses. Additionally, Interpore has a $5 million revolving line of credit which expires in July 1998 and which had no amount outstanding at December 31, 1997.

        At December 31, 1997, there were no material commitments for capital expenditures.

        Interpore believes it currently possesses sufficient resources to meet the cash requirements of its operations for at least the next year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Financial Statements and Supplementary Data of Interpore are listed and included under Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        There is hereby incorporated herein by reference the information appearing under the caption "Proposal to Elect Interpore's Directors" of the registrant's definitive Joint Proxy Statement for its 1998 Annual Meeting to be filed with the Securities and Exchange Commission on or before April 30, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

        There is hereby incorporated herein by reference the information appearing under the caption "Proposal to Elect Interpore's Directors--Executive Compensation" of the registrant's definitive Joint Proxy Statement for its 1998 Annual Meeting to be filed with the Securities and Exchange Commission on or before April 30, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        There is hereby incorporated herein by reference the information appearing under the caption "Ownership of Interpore Stock" of the registrant's definitive Joint Proxy Statement for its 1998 Annual Meeting to be filed with the Securities and Exchange Commission prior to April 30, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        There is hereby incorporated herein by reference the information appearing under the caption "Certain Relationships and Related Transactions of Interpore" of the registrant's definitive Joint Proxy Statement for its 1998 Annual Meeting to be filed with the Securities and Exchange Commission prior to April 30, 1998.

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
               Item 8 and submitted herewith:

                                                                                   Page Number
                                                                                   -----------
               Report of Independent Auditors                                          F-1

               Consolidated Balance Sheets at December 31, 1997 and 1996               F-2

               Consolidated Statements of Income for the Years Ended
                 December 31, 1997, 1996 and 1995                                      F-3

               Consolidated Statements of Shareholders' Equity for the Years
                 Ended December 31, 1997, 1996 and 1995                                F-4

               Consolidated Statements of Cash Flows for the Years Ended
                 December 31, 1997, 1996 and 1995                                      F-5

               Notes to Consolidated Financial Statements                              F-6

        (2) The following financial statement schedule for the years ended December 31, 1997, 1996 and 1995 is submitted herewith:

               Schedule II - Valuation and Qualifying Accounts

               All other schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

        (3) The list of exhibits contained in the Index to Exhibits is submitted herewith.

(b)     No reports on Form 8-K were filed during the fourth quarter of 1997.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          INTERPORE INTERNATIONAL


                                          By:   /s/ DAVID C. MERCER
                                                --------------------------------
                                                David C. Mercer
                                                President and Chief Executive
                                                Officer


                                          Date: March 20, 1998

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                   TITLE                       DATE
                                                   -----                       ----

/s/ DAVID C. MERCER                       Chairman of the Board,          March 20, 1998
------------------------------------         President, Chief
        David C. Mercer                    Executive Officer and
                                       Director (Principal Executive
                                                 Officer)


/s/ RICHARD L. HARRISON                      Vice President --            March 20, 1998
------------------------------------     Finance, Chief Financial
       Richard L. Harrison                 Officer and Secretary
                                         (Principal Financial and
                                            Accounting Officer)


/s/ GEORGE W. SMYTH, JR.                         Director                 March 20, 1998
------------------------------------
    George W. Smyth, Jr.



/s/ WILLIAM A. EISENECHER                        Director                 March 20, 1998
------------------------------------
     William A. Eisenecher



/s/ G. BRADFORD JONES                            Director                 March 20, 1998
------------------------------------
       G. Bradford Jones



/s/ GUY P. NOHRA                                 Director                 March 20, 1998
------------------------------------
         Guy P. Nohra

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Interpore International

        We have audited the accompanying consolidated balance sheets of Interpore International as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interpore International at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                   /S/ ERNST & YOUNG  LLP


Orange County, California
February 4, 1998, except for
Note 7, as to which the
date is February 11, 1998

                             Interpore International
                           Consolidated Balance Sheets
                        (in thousands, except share data)


                                                                           DECEMBER 31,
                                                                    ---------------------------
                                                                        1997           1996
                                                                    -------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                                           $  10,221      $   6,112
  Short-term investments                                                  3,326          4,220
  Accounts receivable, less allowance for doubtful accounts of
    $204 and $339 in 1997 and 1996, respectively                          2,286          3,771
  Inventories                                                             1,915          3,462
  Prepaid expenses                                                          438            436
  Deferred income taxes                                                     571            596
  Other current assets                                                      756            107
                                                                    -------------  ------------
Total current assets                                                     19,513         18,704

Property, plant and equipment, net                                          580            688
Deferred income taxes                                                     2,639            904
Other assets                                                                 44             27
                                                                    =============  ============
Total assets                                                          $  22,776      $  20,323
                                                                    =============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $     102      $     629
  Accrued compensation and related expenses                                 758            591
  Accrued sales taxes                                                       114            252
  Deferred rent payable                                                      10            103
  Other accrued liabilities                                                 156            212
  Current portion of long-term debt                                           -              5
                                                                    -------------  ------------
Total current liabilities                                                 1,140          1,792
                                                                    -------------  ------------

Commitments and contingencies

Shareholders' equity:
  Series E convertible preferred stock, voting, no par value:
    Authorized, issued and outstanding shares - 32,906 at
    December 31, 1997 and 76,593 at December 31, 1996; aggregate liquidation value of $247 at December 31, 1997 and $574 at
    December 31, 1996                                                       208            484
  Preferred stock:
    Authorized shares - 296,358; issued and outstanding shares -
    none                                                                      -              -
  Common stock, no par value:
    Authorized shares - 20,000,000; issued and outstanding shares -
    7,104,538 at December 31, 1997 and 6,945,447 at December 31, 1996    36,043         35,433
  Accumulated deficit                                                   (14,615)       (17,386)
                                                                    -------------  ------------
Total shareholders' equity                                               21,636         18,531
                                                                    -------------  ------------
Total liabilities and shareholders' equity                            $  22,776      $  20,323
                                                                    =============  ============

See accompanying notes.

                             Interpore International
                        Consolidated Statements of Income
                        (in thousands, except share data)



                                                              YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1997           1996          1995
                                                      ------------  -------------  ------------
Net sales                                               $  15,511     $  19,917      $  17,103
Cost of goods sold                                          3,135         5,394          4,520
Royalty expense                                                52           249            278
                                                      ------------  -------------  ------------
Gross profit                                               12,324        14,274         12,305
                                                      ------------  -------------  ------------

Operating expenses:
  Research and development                                  1,994         2,001          1,939
  Selling and marketing                                     7,342         9,826          7,544
  General and administrative                                2,227         2,552          2,438
  Loss on sale of dental business                             617             -              -
  Provision for distributor returns                             -             -            411
                                                      ------------  -------------  ------------
Total operating expenses                                   12,180        14,379         12,332
                                                      ------------  -------------  ------------

Income (loss) from operations                                 144          (105)           (27)
                                                      ------------  -------------  ------------

Interest income                                               689           553            669
Interest expense                                               (8)          (28)           (45)
Other income                                                  311           238             37
                                                      ------------  -------------  ------------
Total interest and other income, net                          992           763            661
                                                      ------------  -------------  ------------

Income before taxes                                         1,136           658            634
Income tax benefit                                         (1,635)            -         (1,404)
                                                      ------------  -------------  ------------
Net income                                              $   2,771     $     658      $   2,038
                                                      ============  =============  ============

Net income per share:
  Basic                                                 $     .40     $     .09      $     .30
                                                      ============  =============  ============
  Diluted                                               $     .37     $     .09      $     .27
                                                      ============  =============  ============

Shares used in computing net income per share:
  Basic                                                     7,002         6,996          6,752
  Diluted                                                   7,401         7,468          7,535

               See accompanying notes.

                             Interpore International
                 Consolidated Statements of Shareholders' Equity
                                 (in thousands)



                                     Series E Convertible
                                       Preferred Stock            Common Stock
                                     ----------------------  -----------------------  Accumulated
                                      Shares     Amount       Shares      Amount        deficit
                                     --------- ------------  ---------- ------------  ------------
 Balance at December 31, 1994             514    $   3,246      6,690    $  33,973      $ (20,082)

   Exercise of stock options                -            -         31           74              -
   Conversion of preferred stock
 convertible
     into common stock                   (273)      (1,726)       275        1,726              -
   Issuances under employee stock
     purchase plan                          -            -          7           36              -
   Repurchase of common stock               -            -        (44)        (228)             -
   Net income                               -            -          -            -          2,038
                                     --------- ------------  ---------- ------------  ------------

 Balance at December 31, 1995             241        1,520      6,959       35,581        (18,044)

   Exercise of stock options                -            -         51           75              -
   Conversion of preferred stock
     into common stock                   (164)      (1,036)       164        1,036              -
   Issuances under employee stock
     purchase plan                          -            -         12           64              -
   Repurchase of common stock               -            -       (241)      (1,323)             -
   Net income                               -            -          -            -            658
                                     --------- ------------  ---------- ------------  ------------

 Balance at December 31, 1996              77          484      6,945       35,433        (17,386)

   Exercise of stock options                -            -         95          244              -
   Conversion of preferred stock
     into common stock                    (44)        (276)        44          276              -
   Issuances under employee stock
     purchase plan                          -            -         21           90              -
   Net income                               -            -          -            -          2,771
                                     --------- ------------  ---------- ------------  ------------

 Balance at December 31, 1997              33    $     208      7,105    $  36,043      $ (14,615)
                                     ========= ============  ========== ============  ============



See accompanying notes.

                             Interpore International
                      Consolidated Statements of Cash Flow
                                 (in thousands)



                                                              YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1997          1996           1995
                                                      ------------  -------------  ------------
OPERATING ACTIVITIES
Net income                                              $  2,771      $     658      $  2,038
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                            345            371           323
    Loss on sale of dental business                          617              -             -
    Changes in operating assets and liabilities:
      Accounts receivable                                    541           (596)          902
      Inventories                                             43            295        (1,512)
      Prepaid expenses                                       (70)            44          (232)
      Other assets                                            58            331           (26)
      Deferred income taxes                               (1,710)             -        (1,500)
      Accounts payable                                      (117)          (231)         (174)
      Accrued liabilities                                    (68)          (439)          (40)
                                                      ------------  -------------  ------------
Net cash provided by (used in) operating activities        2,410            433          (221)
                                                      ------------  -------------  ------------

INVESTING ACTIVITIES
Purchases of short-term investments, net                     894          3,715        (1,979)
Proceeds from sale of dental business, net                   741              -             -
Capital expenditures                                        (265)          (360)         (220)
                                                      ------------  -------------  ------------
Net cash provided by (used in) investing activities        1,370          3,355        (2,199)
                                                      ------------  -------------  ------------

FINANCING ACTIVITIES
Repurchase of common stock                                     -         (1,323)         (228)
Proceeds from exercise of stock options                      244             75            74
Proceeds from employee stock purchase plan                    90             64            36
Repayments of notes payable                                    -              -           (79)
Repayment of lease financing                                  (5)          (186)          (99)
                                                      ------------  -------------  ------------
Net cash provided by (used in) financing activities          329         (1,370)         (296)
                                                      ------------  -------------  ------------
                                                      ------------  -------------  ------------

Net increase (decrease) in cash and cash equivalents       4,109          2,418        (2,716)
Cash and cash equivalents at beginning of year             6,112          3,694         6,410
                                                      ============  =============  ============
Cash and cash equivalents at end of year                $ 10,221      $   6,112      $  3,694
                                                      ============  =============  ============

See accompanying notes.

                             Interpore International
                   Notes to Consolidated Financial Statements


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND DESCRIPTION OF BUSINESS

        Interpore International ("Interpore") is a biomaterials company that operates in one business segment: the development, manufacturing and marketing of synthetic bone graft materials for the orthopaedic, oral and maxillofacial markets. Interpore distributes these products in the United States and internationally.

BASIS OF PRESENTATION

        The accompanying consolidated financial statements include the accounts of Interpore and its subsidiaries, Interpore Orthopaedics, Inc. ("Orthopaedics") and Interpore Acquisition Corporation, Inc., after elimination of all significant intercompany transactions. Certain amounts have been reclassified to conform to the 1997 presentation.

REVENUE RECOGNITION

        Revenue from product sales is recognized at the time of shipment. Provision is made currently for estimated product returns based on historical experience and other known factors.

PER SHARE INFORMATION

        In 1997, the FASB issued Statement No. 128 (SFAS 128), Earnings Per Share, which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform with the requirements of SFAS 128.

CONCENTRATIONS OF BUSINESS AND CREDIT RISK

        Interpore operates in markets which are subject to rapid technological advancement and significant government regulation. The introduction of technologically advanced products by competitors and increased regulatory barriers could have a material impact on the future operations of Interpore.

        In the normal course of business, Interpore provides credit to its customers. At December 31, 1997, 78% of Interpore's accounts receivable are from domestic customers, and 22% are from foreign customers. Interpore performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations. As of December 31, 1997, Interpore had no significant concentrations of credit risk. Sales to domestic customers were 88%, 90% and 90% of total sales in 1997, 1996 and 1995, respectively, and sales to foreign customers were 12%, 10% and 10% of total sales in 1997, 1996 and 1995, respectively. All sales to foreign customers for the periods presented were denominated in United States dollars.

STOCK OPTION PLANS

        During 1996, Interpore adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation and accordingly, is continuing to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for

Stock Issued to Employees and related interpretations. The adoption of SFAS 123 had no impact on Interpore's consolidated results of operations or financial position.

ADVERTISING

        Interpore expenses the costs of advertising as incurred.

RESEARCH AND DEVELOPMENT

        Expenditures for research and development are expensed as incurred.

SHORT-TERM INVESTMENTS

        Interpore invests excess cash in United States Treasury securities and high grade corporate marketable securities. Highly liquid investments with a maturity of three months or less at the date of purchase are classified as cash equivalents. Short-term investments consist of highly liquid investments with a maturity of more than three months when purchased. Pursuant to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, Interpore's short-term investments are classified as available-for-sale securities and are reported at fair market value. At December 31, 1997 and 1996, there were no material unrealized gains or losses on the short-term investments. All of Interpore's short-term investments at December 31, 1997 mature within twelve months.

INVENTORIES

        Inventories are stated at the lower of average cost or market. Inventories are comprised of the following (in thousands):

                                           1997          1996
                                       -------------  ------------
     Raw material                        $     540      $    692
     Work-in-process                           227           385
     Finished goods                          1,148         2,385
                                       -------------  ------------
                                         $   1,915      $  3,462
                                       =============  ============


PROPERTY, PLANT AND EQUIPMENT

        During 1997, Interpore performed a review of its property, plant and equipment assets. As a result of the review, Interpore removed from its balance sheet certain assets which were no longer being used. The value at cost was $869,000 and all items were fully depreciated. Property, plant and equipment are stated at cost and are comprised of the following (in thousands):

                                                                        1997          1996
                                                                    -------------  ------------
Machinery and equipment                                               $   1,532      $   2,143
Furniture and fixtures                                                      365            469
Tooling                                                                     142            116
Leasehold improvements                                                      129            114
                                                                    -------------  ------------
Property, plant and equipment, at cost                                    2,168          2,842
Less accumulated depreciation and amortization                           (1,588)        (2,154)
                                                                    -------------  ------------
Property, plant and equipment, net                                    $     580      $     688
                                                                    =============  ============

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

PROVISION FOR DISTRIBUTOR RETURNS

        In 1995, Interpore commenced a significant restructuring of its distribution channels for the sale of Interpore's synthetic bone graft materials. As of December 31, 1995, certain distributors had been notified of the termination of their distribution agreements with Interpore. A $411,000 provision was recorded in 1995 to reflect the estimated value of product returns Interpore accepted from these terminated distributors in 1996.

CONSOLIDATED STATEMENTS OF CASH FLOWS

        Interpore paid income taxes of $120,000, $62,000 and $128,000 and interest of $8,000, $28,000 and $45,000 in 1997, 1996 and 1995, respectively.

USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1997, the FASB issued Statement No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by and distributions to shareholders. SFAS 130 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented.

        Also in June 1997, the FASB issued Statement No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, which requires publicly-held companies to report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The statement also requires additional disclosure with respect to products and services, geographical areas of operations, and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented.

IMPACT OF YEAR 2000

        The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Interpore uses only third party software and has completed an assessment of each program to ensure Year 2000 compliance. All software currently used by Interpore is or will be compliant by the year 2000. Any costs associated with installing updated versions will not be material and will take place during normal update cycles.

2.  DEBT

        Interpore has available a $5 million line of credit facility with its primary bank. The line is secured by substantially all of the assets of Interpore and Orthopaedics, bears interest at the bank's prime rate (8.5% at December 31, 1997), and matures July 5, 1998. The facility contains certain financial covenants with which Interpore was in compliance at December 31, 1997. No amount was outstanding under the facility at December 31, 1997.

3.  SHAREHOLDERS' EQUITY

SERIES E CONVERTIBLE PREFERRED STOCK

        The terms of the Series E Convertible Preferred Stock provide for noncumulative dividends to be paid at the times and in the amounts paid per share on the common stock and a liquidation preference at an amount no greater than $7.50 per share. The Series E Convertible Preferred Stock has no redemption rights (although Interpore may redeem the stock in certain circumstances) and is convertible into common stock at conversion ratios averaging 1.005 shares of common stock for each share of preferred stock, subject to certain antidilution provisions. In addition, the Series E Convertible Preferred Stock will automatically convert into common stock at such time as the closing sale price of Interpore's common stock as reported on The Nasdaq Stock Market has been at least $10.00 per share for at least 20 out of 30 consecutive trading days.

STOCK OPTIONS

        Interpore's Amended and Restated Stock Option Plan (the "Amended Plan") and the 1995 Stock Option Plan (the "1995 Plan") provide for the granting of incentive and non-qualified stock options to directors, officers, consultants and key employees to purchase shares of its common stock. Interpore's Stock Option Plan for Non-Employee Directors (the "Directors Plan"), adopted May 25, 1995, provides for automatic grants of non-qualified stock options to non-employee directors at set times in set amounts. The minimum exercise price for options granted under all plans is the fair market value of Interpore's common stock on the date of grant. The options generally vest annually over a four-year period commencing on the first anniversary of the date of grant. The options typically expire after 10 years.

        The Amended Plan provides for up to 1,211,049 shares to be issued pursuant to options granted under the plan. At December 31, 1995, the Amended Plan was terminated with respect to all future option grants.

        The 1995 Plan provides for a maximum of 1.5 million shares to be issued pursuant to options granted under the plan. The number of shares reserved for issuance under this plan increases annually by an amount equal to 3% of the number of shares of common stock issued and outstanding as of the close of business on December 31 of the immediately preceding year, up to the plan maximum of 1.5 million shares. The maximum number of shares which may be issued pursuant to options granted during 1998 is approximately 233,000.

        The Directors Plan provides for a maximum of 200,000 shares to be issued pursuant to options granted under the plan. At December 31, 1997, there were approximately 125,000 shares available for grant under the Directors Plan.

        The following is a summary of stock option activity for the periods indicated:

                                                     1997            1996            1995
                                                 --------------  --------------  --------------
Options outstanding at beginning of year........    1,403,127       1,202,857         959,917
Options granted during the year.................      262,500         261,000         290,750
Options exercised during the year...............      (94,672)        (51,215)        (31,289)
Options forfeited during the year...............      (34,345)         (9,515)        (16,521)
                                                 ==============  ==============  ==============
Options outstanding at end of year..............    1,536,610       1,403,127       1,202,857
                                                 ==============  ==============  ==============
Exercise price of options outstanding at end of
the period...................................... $1.00 to $9.00  $1.00 to $9.00  $1.00 to $9.00
                                                 ==============  ==============  ==============
Exercise price of options exercised during the
period.......................................... $1.00 to $5.88  $1.00 to $2.50  $.30 to $2.50
                                                 ==============  ==============  ==============
Options exercisable at end of year..............      910,937         695,911         456,663
                                                 ==============  ==============  ==============

        The weighted average exercise price per share for each stock option activity and the estimated fair value per share of options granted for the periods indicated follows:

                                                      1997           1996            1995
                                                 --------------- --------------  --------------
Weighted average exercise price per share of:
  Options outstanding at beginning of year         $    5.24       $    5.07       $    4.74
  Options granted during the year                       6.76            5.32            5.92
  Options exercised during the year                     2.58            1.46            2.19
  Options forfeited during the year                     5.49            5.47            6.08
  Options outstanding at end of year                    5.66            5.24            5.07

Estimated fair value per share of options
granted during the year                                 3.46            2.73            3.04

        The weighted average remaining contractual life of stock options outstanding at December 31, 1997, 1996 and 1995 were approximately 7.0, 7.4 and
7.9 years, respectively.

EMPLOYEE STOCK PURCHASE PLAN

        Interpore has a qualified employee stock purchase plan which allows employees to purchase shares of Interpore's common stock every six months through payroll deductions. The purchase price for the shares is 85% of the lesser of the fair market value of such shares on the first or last day of each six-month period. The plan provides for a maximum of 100,000 shares to be issued pursuant to the plan. As of December 31, 1997, 40,070 shares of common stock had been issued pursuant to the plan.

SHAREHOLDER RIGHTS PLAN

        Effective August 1995, Interpore's Board of Directors adopted a Shareholder Rights Plan. Every share of Interpore common stock currently issued or to be issued is accompanied by one right, and every common share issued upon conversion of Interpore's preferred stock also will be accompanied by one right. The plan provides for the rights to become exercisable upon the earlier to occur of (i) ten days following the announcement that a person or group of persons has acquired or obtained the right to acquire 20% or more of Interpore's common stock, or (ii) ten days following the announcement or commencement of a tender offer which would result in ownership of 20% or more of the common stock.

        If any person or group of persons acquires 20% or more of Interpore's common stock, each right, once exercisable and excluding any rights acquired by the 20% holder, will entitle its holder to purchase that number of additional shares of Interpore's common stock having a market value of twice the rights' exercise price. If Interpore is involved in a merger or other business combination involving the exchange of Interpore's common stock for stock of an acquiring company at any time after the rights become exercisable, each right will entitle its holder to purchase that number of the acquiring company's common stock having a market value of twice the rights' exercise price.

        The rights' current exercise price is $33.00. The exercise price and the number of shares issuable upon exercise are subject to adjustment from time to time to prevent dilution. The rights will expire on August 28, 2005, subject to Interpore's right to extend such date, unless earlier redeemed or exchanged by Interpore or terminated. Interpore is entitled to redeem the rights at one cent per right at any time before they become exercisable.

ACCOUNTING FOR STOCK-BASED COMPENSATION

        Interpore applies Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of Interpore's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

        Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if Interpore had accounted for employee stock options granted on or after January 1, 1995 under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: a risk free interest rate of 6%, a volatility factor of the expected market price of Interpore's common stock of .51, a weighted-average expected life of the option of five years and no dividend yield.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. Interpore's pro forma information, which reflects the charges related to options issued in 1997, 1996 and 1995 and may not be indicative of such charges in future periods, is as follows:

                                                      1997           1996            1995
                                                 --------------- --------------  --------------
Pro forma net income (in thousands)                $   2,309       $     328       $   1,911
Pro forma basic net income per share               $     .33       $      .05      $     .28
Pro forma diluted net income per share             $     .31       $      .04      $     .25

4.  INCOME TAXES

        Interpore uses the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are recognized and measured based on the likelihood of realization of the related tax benefit in the future.

        A reconciliation of the income tax benefit using the federal statutory rate to the book provision for income taxes follows (in thousands):

                                                         1997           1996          1995
                                                      ------------  -------------  ------------
Statutory federal provision for income taxes            $    386      $     224      $    216
Increase (decrease) in taxes resulting from:
  Realization of loss carryforwards                         (386)          (224)         (216)
  Federal alternative minimum tax                              -              -            58
  State tax, net of federal benefit                          100              -            38
  Reduction in valuation allowance                        (1,735)             -        (1,500)
                                                      ------------  ------------- -------------
Income tax benefit                                      $ (1,635)     $       -      $ (1,404)
                                                      ============  ============= =============

        Significant components of the income tax benefit are as follows (in thousands):

                                                         1997          1996          1995
                                                      ------------  ------------- -------------
Current expense:
  Federal                                               $      -      $       -     $      58
  State                                                      100              -            38
                                                      ------------  ------------- -------------
Total current                                                100              -            96
                                                      ------------  ------------- -------------

Deferred benefit:
  Federal                                                 (1,735)             -        (1,275)
  State                                                        -              -          (225)
                                                      ------------  ------------- -------------
Total deferred                                            (1,735)             -        (1,500)
                                                      ------------  ------------- -------------
Total income tax benefit                                $ (1,635)     $       -     $  (1,404)
                                                      ============  ============= =============

        At December 31, 1997, Interpore has unused net operating loss carryforwards of approximately $8.6 million for federal income tax purposes which expire beginning in 2001. Interpore also has research and development tax credit and alternative minimum tax credit carryforwards of approximately $300,000 for federal tax purposes and $80,000 for California tax purposes. The research and development tax credit carryforward began to expire in 1997. Prior to 1995, a valuation allowance was recorded to entirely offset the tax benefits of the federal carryforwards. In 1995 and 1997, the valuation allowance was reduced to recognize the future tax benefits which management believes are more likely than not to be realized.

        The Tax Reform Act of 1986 includes provisions which significantly limit the potential use of net operating losses and tax credit carryforwards in situations where there is a change in ownership, as defined, of more than 50% during a cumulative three-year period. Accordingly, if a change in ownership occurs, the ultimate benefit realized from these carryforwards may be significantly reduced in total, and the amount that may be utilized in any given year may be significantly limited. California has enacted similar legislation. Interpore has had stock issuances during the past three years; however, these issuances did not cause a greater than 50% change in ownership at December 31, 1997.

        In addition to the net operating losses discussed above, Interpore has net operating loss carryforwards and research and development tax credit carryforwards at December 31, 1997 of approximately $7.2 million and $55,000, respectively, for federal income tax purposes resulting from the acquisition of Orthopaedics. As a result of the acquisition, Orthopaedics experienced a more than 50% ownership change. Accordingly, under the provisions of the 1986 Tax Reform Act, the use of Orthopaedics' net operating loss carryforwards is limited to approximately $300,000 per year. These carryforwards expire beginning in the year 2001. As a result of the annual limitation, it is estimated that a maximum of $3.6 million in net operating loss carryforwards will be available for use prior to expiration. The ultimate realization of the benefits of these loss and credit carryforwards is dependent on future profitable operations of Orthopaedics.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred tax asset at December 31, 1997 and 1996 consist of the following (in thousands):

                                                                       1997           1996
                                                                    -------------  ------------
Interpore net operating loss carryforwards                            $   2,940      $  2,935
Orthopaedics net operating loss carryforwards                             1,219         1,317
Research and development and alternative minimum tax
  credit carryforwards                                                      378           363
Orthopaedics research and development tax credit carryforward                55            19
Reserves and accruals not currently deductible for tax purposes             143           387
Inventory capitalization                                                    114           270
Depreciation not currently deductible for tax purposes                      181            58
                                                                    -------------  ------------
Total deferred tax assets                                                 5,030         5,349
Less valuation allowance                                                 (1,820)       (3,849)
                                                                    -------------  ------------
Net deferred tax asset                                                $   3,210      $  1,500
                                                                    =============  ============

5.  COMMITMENTS AND CONTINGENCIES

LICENSE AGREEMENTS

        Interpore paid royalties ranging from 1% to 8% of net sales on certain of its dental products.

LITIGATION

        In the ordinary course of its business, Interpore is subject to legal proceedings, claims and liabilities, including product liability matters. In the opinion of management, the amount of ultimate liability with respect to any known proceedings or claims will not materially affect the financial position or results of operations of Interpore.

LEASE COMMITMENTS

        Future minimum rentals under noncancelable operating leases for manufacturing and office facilities and equipment at December 31, 1997 are as follows (in thousands):


1998                                                        $    467
1999                                                             434
2000                                                             432
2001                                                             446
Thereafter                                                       503
                                                          ------------
                                                            $  2,282
                                                          ============

        Rent expense was $632,000, $674,000 and $649,000 in 1997, 1996 and 1995,
respectively.

        The lease for Interpore's principal office and manufacturing facility, which was extended and now expires January 31, 2003, provides a right to extend the lease for an additional five years at the fair market lease rate of the facility on the extension date, but not less than the rate paid by Interpore during the month immediately preceding the commencement of the extension period.

6.  SALE OF ASSETS

        In April 1997, Interpore entered into a definitive agreement for the sale of its dental implant business to Steri-Oss Inc. of Yorba Linda, California. In May 1997, the sale was completed, and Interpore received an initial cash payment of $1.5 million. A deferred cash payment of $749,000 is due in March 1998. The transaction, including associated costs, resulted in a net charge of $617,000.

7.  SUBSEQUENT EVENT

        In February 1998, Interpore entered into an agreement to merge with Cross Medical Products, Inc. ("Cross"), an Ohio-based worldwide supplier of spinal implant systems used to treat degenerative conditions and deformities of the spine. If the merger is consummated, approximately 6.7 million shares of Interpore's common stock will be exchanged for all the common stock of Cross. Consummation of the merger is subject to customary conditions, including regulatory approvals and approvals by the shareholders of each company. The merger is intended to be accounted for as a pooling of interests and is expected to be completed in the second quarter of 1998.

        In February 1998, the Board of Directors of Interpore approved a proposal for Interpore to reincorporate from California to Delaware. The proposed reincorporation is subject to approval by Interpore's shareholders and is expected to be completed in the second quarter of 1998.

8.  QUARTERLY RESULTS (UNAUDITED)

        The following table presents a summary of the quarterly results of operations for 1997 and 1996:

                                                              Quarter
                                      --------------------------------------------------------
(in thousands, except per share data)     First         Second         Third         Fourth
------------------------------------- -------------  ------------  -------------  ------------
1997
Net sales(1)                            $   4,725      $   4,000     $   3,501      $   3,285
Gross profit                                3,422          3,253         2,880          2,769
Net income                                    259             20(1)        577          1,915(2)
Net income per share - basic            $     .04      $     .00     $     .08      $     .27
Net income per share - diluted          $     .04      $     .00     $     .08      $     .25

1996
Net sales(1)                            $   4,996      $   4,892     $   4,733      $   5,296
Gross profit                                3,590          3,620         3,352          3,712
Net income                                    175            117           127            239
Net income per share - basic            $     .02      $     .02     $     .02      $     .03
Net income per share - diluted          $     .02      $     .02     $     .02      $     .03

-----------------------------------

(1) Interpore's dental implant business was sold in May 1997. The transaction, including associated costs, resulted in a net charge to operating expenses of $617,000. Net sales of dental implants were approximately $1.4 million and $262,000 in the first and second quarters of 1997, and $1.4 million, $1.1 million, $1.6 million and $1.7 million in the first, second, third and fourth quarters of 1996, respectively.
(2) A $1.7 million credit was recorded in the fourth quarter of 1997 to reflect the reduction in the valuation allowance against deferred tax assets.

                             Interpore International
                 Schedule II- Valuation and Qualifying Accounts
                  Years ended December 31, 1997, 1996 and 1995


                                        BALANCE AT                                 BALANCE AT
                                        BEGINNING      ADDITIONS                     END OF
            DESCRIPTION                 OF PERIOD     (DEDUCTIONS)   WRITE-OFFS      PERIOD
-------------------------------------  -------------  ------------  -------------  ------------
Year ended December 31, 1997:
  Allowance for doubtful accounts
    receivable                           $ 339,000      $ (97,000(a)  $  38,000      $ 204,000
  Reserve for excess and
    obsolete inventory                     770,000       (533,000(a)    158,000         79,000

Year ended December 31, 1996:
  Allowance for doubtful accounts
    receivable                           $ 523,000      $(126,000)    $  58,000      $ 339,000
  Reserve for excess and
    obsolete inventory                     281,000        489,000             -        770,000

Year ended December 31, 1995:
  Allowance for doubtful accounts
    receivable                           $ 508,000      $  80,000     $  65,000      $ 523,000
  Reserve for excess and
    obsolete inventory                     200,000        120,000        39,000        281,000

(a) Includes deductions recorded as part of the sale of the dental business of $125,000 and $605,000, in the accounts receivable allowance and inventory reserve, respectively.

                                  EXHIBIT INDEX

  Exhibit
  Number                                          Description
  ------                                          -----------
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

   3.04         Bylaws of Registrant dated October 24, 1983(1)

   3.05         Third Amendment to Third Amended and Restated Articles of Incorporation of
                Registrant, executed on November 30, 1993(5)

   4.01         Rights Agreement dated August 29, 1995(6)

   4.02         First Amendment to the Rights Agreement, executed on November 1, 1995(8)

  10.01         Revised License Agreement dated March 12, 1984, between
                Registrant and Research Corporation Technologies, Inc., as amended by a First Amendment dated December 7, 1984, and as further amended by a Fourth Amendment dated July 22, 1988(1)

  10.02         Single Tenant Lease dated July 25, 1991 between Registrant and
                The Irvine Company 1 as amended by a Third Amendment to Lease dated December 11, 1996(10)

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

  10.04         Cancellation and Release Agreement dated March 1, 1993 among Registrant,
                Interpore Orthopaedics, Inc., Pfizer, Inc. and Howmedica, Inc.(1)

  10.05         Series E Preferred Stock and Common Stock Warrant Purchase Agreement dated
                December 19, 1991(1)

  10.06         Series E Preferred Stock Purchase Agreement dated October 30,
                1992(1)

  10.07         Amended Schedule to Loan and Security Agreement dated July 25, 1996 among
                Registrant, Interpore Orthopaedics, Inc. and Silicon Valley Bank(9)

  10.08         Amendment to the Loan Agreement dated July 6, 1997 among Registrant, Interpore
                Orthopaedics, Inc. and Silicon Valley Bank(12)

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

  10.11         1995 Stock Option Plan(3)

  10.12         Stock Option Plan for Non-Employee Directors of Interpore International(7)

  10.13         Form of Indemnification Agreement(1)

  10.14         Asset Purchase Agreement dated April 18, 1997 regarding sale of assets of
                Interpore Dental, Inc. to Steri-Oss Inc.(11)

  10.15 Agreement and Plan of Merger, dated as of February 11, 1998, by and among Interpore International, Buckeye International and
                Cross Medical Products, Inc.(13)

  10.16         Stock Option Agreement (Cross), dated as of February 11, 1998, by and between
                Cross Medical Products, Inc. and Interpore International(13)

  10.17         Stock Option Agreement (Interpore), dated as of February 11, 1998, by and between Interpore International and Cross Medical Products, Inc.(13)

  10.18 Stockholder Agreement (Cross), dated as of February 11, 1998, by and among certain stockholders of Cross Medical, Inc., to and for the benefit of Interpore International(13)

  10.19         Stockholder Agreement (Interpore), dated as of February 11, 1998, by and among certain stockholders of Interpore International, to and for the benefit of
                Cross Medical, Inc.(13)

  11.01         Computations of Net Income per Share

  23.01         Consent of Ernst & Young LLP, Independent Auditors

  27.01         Financial Data Schedule

--------------------
 1 Incorporated by reference from Interpore's Registration Statement on Form S-1, Registration No. 33-69872.
 2 Incorporated by reference from Interpore's Registration Statement on Form S-8, Registration No. 33-77426.
 3 Incorporated by reference from Interpore's Proxy Statement for Interpore's 1994 Annual Meeting of Shareholders.
 4 Incorporated by reference from Interpore's Registration Statement on Form S-8, Registration No. 33-86290.
 5 Incorporated by reference from Interpore's Annual Report on Form 10-K for the year ended December 31, 1994.
 6 Incorporated by reference from Interpore's Current Report on Form 8-K dated August 29, 1995.
 7 Incorporated by reference from Interpore's Proxy Statement for Interpore's 1995 Annual Meeting of Shareholders.
 8 Incorporated by reference from Interpore's Annual Report on Form 10-K for the year ended December 31, 1995.
 9 Incorporated by reference from Interpore's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996.

10 Incorporated by reference from Interpore's Annual Report on Form 10-K for the year ended December 31, 1996.
11 Incorporated by reference from Interpore's Current Report on Form 8-K dated May 1, 1997.
12 Incorporated by reference from Interpore's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.
13 Incorporated by reference from Interpore's Current Report on Form 8-K dated February 11, 1998.