Form 10-Q
period 1998-03-31
INTERPORE INTERNATIONAL /CA/
filed 1998-05-15
CIK 854093

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                           Commission File No. 0-22958

                          INTERPORE INTERNATIONAL, INC.
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


       Registrant's telephone number, including area code: (949) 453-3200

                             Interpore International
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes  |X|     No  |_|

        As of May 6, 1998, there were 7,114,898 shares of the registrant's common stock issued and outstanding.

                          Interpore International, Inc.

                                      Index


PART I. FINANCIAL INFORMATION                                                      Page(s)
                                                                                   -------
Item 1.        Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  March 31, 1998 (unaudited) and December 31, 1997 ..............     3

                  Condensed Consolidated Statements of Income (unaudited)
                  for the three month periods ended March 31, 1998 and
                  March 31, 1997 ................................................     4

                  Condensed Consolidated Statements of Cash Flows (unaudited)
                  for the three month periods ended March 31, 1998 and
                  March 31, 1997 ................................................     5

                  Notes to Condensed Consolidated Financial Statements ..........     6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ...........................     8

PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K .................................    10

                          Interpore International, Inc.
                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                    MARCH 31,      DECEMBER 31,
                                                                      1998             1997
                                                                    --------         --------
                                                                   (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                      $ 12,680         $ 10,221
     Short-term investments                                            1,970            3,326
     Accounts receivable, less allowance for doubtful
       accounts of $209 and $204 in 1998 and 1997,
       respectively                                                    2,369            2,286
   Inventories                                                         1,811            1,915
   Prepaid expenses                                                      650              438
   Deferred income taxes                                                 571              571
   Other current assets                                                   46              756
                                                                    --------         --------
Total current assets                                                  20,097           19,513

Property, plant and equipment, net                                       581              580
Deferred income taxes                                                  2,639            2,639
Other assets                                                              44               44
                                                                    ========         ========
Total assets                                                        $ 23,361         $ 22,776
                                                                    ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                               $    193         $    102
     Accrued compensation and related expenses                           410              758
     Accrued sales taxes                                                 112              114
     Deferred rent payable                                                 5               10
     Other accrued liabilities                                           159              156
     Current portion of long-term debt                                    --               --
                                                                    --------         --------
Total current liabilities                                                879            1,140
                                                                    --------         --------
Contingencies

Shareholders' equity:
  Series E convertible preferred stock, voting, no
    par value: Authorized, issued and outstanding shares -
    32,906 at March 31, 1998 and December 31, 1997;
    aggregate liquidation value of $247 at March 31, 1998
    and December 31, 1997                                                208              208
  Preferred stock: Authorized shares - 296,358; issued and
    outstanding shares - none                                             --               --
  Common stock, no par value: Authorized shares -
    20,000,000; issued and outstanding shares - 7,110,898 at
    March 31, 1998 and 7,104,538 at December 31, 1997                 36,049           36,043
Accumulated deficit                                                  (13,775)         (14,615)
                                                                    --------         --------
Total shareholders' equity                                            22,482           21,636
                                                                    ========         ========
Total liabilities and shareholders' equity                          $ 23,361         $ 22,776
                                                                    ========         ========

See accompanying notes.

                          Interpore International, Inc.
                   Condensed Consolidated Statements of Income
                      (in thousands, except per share data)
                                   (unaudited)

                                                                 THREE MONTHS ENDED MARCH 31,
                                                              ---------------------------------
                                                                   1998              1997
                                                              ----------------  ---------------
Net sales                                                       $     3,707       $     4,725
Cost of goods sold                                                      548             1,303
                                                              ----------------  ---------------
Gross profit                                                          3,159             3,422
                                                              ----------------  ---------------
Operating expenses:
     Research and development                                           492               529
     Selling and marketing                                            1,487             2,247
     General and administrative                                         537               619
     Merger related expenses                                             68                 -
                                                              ----------------  ---------------
Total operating expenses                                              2,584             3,395
                                                              ----------------  ---------------
Income from operations                                                  575                27
                                                              ----------------  ---------------
Interest income                                                         200               139
Interest expense                                                          -                (4)
Other income                                                             65                97
                                                              ----------------  ---------------
Total interest and other income, net                                    265               232
                                                              ----------------  ---------------
Income before taxes                                                     840               259
Income tax provision                                                      -                 -
                                                              ================  ===============
Net income                                                      $       840       $       259
                                                              ================  ===============
Net income per share:
     Basic                                                      $       .12       $       .04
                                                              ================  ===============
     Diluted                                                    $       .11       $       .04
                                                              ================  ===============
Shares used in computing net income per share:
     Basic                                                            7,107             6,963
     Diluted                                                          7,496             7,316

See accompanying notes.

                          Interpore International, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                            -----------------------
                                                              1998            1997
                                                            --------       --------
OPERATING ACTIVITIES
Net income                                                  $    840       $    259
Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                           80             96
          Changes in operating assets and liabilities:
               Accounts receivable                               (83)           623
               Inventories                                       104            101
               Prepaid expenses                                 (212)          (274)
               Other assets                                      710            (18)
               Accounts payable                                   91            150
               Accrued liabilities                              (352)           (15)
                                                            --------       --------
Net cash provided by operating activities                      1,178            922
                                                            --------       --------
INVESTING ACTIVITIES
Sales of short-term investments, net                           1,356          1,166
Capital expenditures                                             (81)           (14)
                                                            --------       --------
Net cash provided by investing activities                      1,275          1,152
                                                            --------       --------
FINANCING ACTIVITIES
Proceeds from exercise of stock options                            6             27
Repayment of lease financing                                      --             (2)
                                                            --------       --------
Net cash provided by financing activities                          6             25
                                                            --------       --------
Net increase in cash and cash equivalents                      2,459          2,099
Cash and cash equivalents at beginning of period              10,221          6,112
                                                            ========       ========
Cash and cash equivalents at end of period                  $ 12,680       $  8,211
                                                            ========       ========

See accompanying notes.

                          Interpore International, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1998
                                   (unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Interpore International, Inc. (the "Company") without audit, pursuant to Securities and Exchange Commission regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position at March 31, 1998 and the results of operations and cash flows for the three month periods ended March 31, 1998 and 1997.

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries, Interpore Orthopaedics, Inc. and Interpore Acquisition Corporation, Inc., after elimination of all significant intercompany transactions.

The results of operations and cash flows for the three months ended March 31, 1998 are not necessarily indicative of results to be expected for the full year.

These consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission.


2.  INVENTORIES

Inventories are stated at the lower of average cost or market. Inventories are comprised of the following (in thousands):

                            March 31,     December 31,
                              1998           1997
                             ------         ------
    Raw materials            $  521         $  540
    Work-in-process             189            227
    Finished goods            1,101          1,148
                             ------         ------
                             $1,811         $1,915
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

4.  SALE OF ASSETS

In April 1997, the Company entered into a definitive agreement for the sale of its dental implant business to Steri-Oss Inc. of Yorba Linda, California. In May 1997, the sale was completed, and the Company received an initial cash payment of $1.5 million. A deferred cash payment of $749,000 was received in March 1998. The transaction, including associated costs, resulted in a net charge of $617,000 in the second quarter of 1997.

5.  BUSINESS COMBINATION

In February 1998, the Company entered into an agreement to merge with Cross Medical Products, Inc., ("Cross") an Ohio-based worldwide supplier of spinal implant systems used to treat degenerative conditions and deformities of the spine. The merger was approved by the shareholders of both companies on May 6, 1998 and became effective on May 7, 1998. Approximately 6.7 million shares of the Company's common stock will be issued in exchange for all of the common stock of Cross. The merger will be accounted for as a pooling of interests.

The following table presents pro-forma information for the quarters ended March 31, 1998 and 1997 as if the combination had taken place as of the beginning of the periods presented (in thousands, except per share data):

                                                                THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                -------------------
                                                                 1998         1997
                                                                ------       ------
Net sales                                                       $7,370       $7,498
Net income from continuing operations                           $  943       $   82
Net income per share from continuing operations - basic         $  .07       $  .01
Net income per share from continuing operations - diluted       $  .07       $  .01

In February 1998, the Board of Directors of the Company approved a proposal for the Company to reincorporate from California to Delaware. The proposed reincorporation was approved by the Company's shareholders and was completed on May 6, 1998. In connection with the reincorporation, the Company's name was changed from Interpore International to Interpore International, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT EVENTS

In February 1998, the Company entered into an agreement to merge with Cross Medical Products, Inc., ("Cross") an Ohio-based worldwide supplier of spinal implant systems used to treat degenerative conditions and deformities of the spine. The merger was approved by the shareholders of both companies on May 6, 1998 and became effective on May 7, 1998. Approximately 6.7 million shares of the Company's common stock were exchanged for all of the common stock of Cross. The merger will be accounted for as a pooling of interests.

In February 1998, the Board of Directors of the Company approved a proposal for the Company to reincorporate from California to Delaware. The proposed reincorporation was approved by the Company's shareholders and was completed on May 6, 1998. In connection with the reincorporation, the Company's name was changed from Interpore International to Interpore International, Inc.

In April 1997, the Company entered into a definitive agreement for the sale of its dental business to Steri-Oss Inc. of Yorba Linda, California. In May 1997, the sale was completed, and the Company received an initial cash payment of $1.5 million. A deferred cash payment of $749,000 was received in March 1998. As part of the transaction, the Company and Steri-Oss negotiated a distribution agreement whereby the Company manufactures and provides Interpore 200(R) Porous Hydroxyapatite Bone Void Filler ("Interpore 200") for distribution by Steri-Oss in the dental market. The transaction, including associated costs, resulted in a net charge of $617,000 which was recorded in the quarter ended June 30, 1997.


RESULTS OF OPERATIONS

The following table presents the Company's results of operations as percentages:

                                    Three months ended March 31,
                                  ---------------------------------
                                   1998        1997   1998 vs. 1997
                                  -----       -----   -------------
Net sales                         100.0%      100.0%     (21.5%)
Cost of goods sold                 14.8%       27.6%     (57.9%)
                                  -----       -----      -----
    Gross profit                   85.2%       72.4%      (7.7%)
                                  -----       -----      -----
Operating expense:
  Research and development         13.3%       11.2%      (7.0%)
  Selling and marketing            40.1%       47.5%     (33.8%)
  General and administrative       14.5%       13.1%      (2.3%)
  Merger related expenses           1.8%         --        n/a
                                  -----       -----      -----
Total operating expenses           69.7%       71.8%     (23.9%)
                                  -----       -----      -----
Income from operations             15.5%         .6%       n/a
                                  =====       =====      =====

For the quarter ended March 31, 1998, net sales of $3.7 million were $1.0 million or 21.5% lower than sales of $4.7 million for the same period of 1997.

                                                                            Change
                                                                    -----------------------
Quarter Ended March 31,                1998           1997           Amount             %
                                     ---------      ---------       ---------        ------
Orthopaedic product sales...         $   3,599      $   3,058       $     541          17.7%
OEM product sales...........               108            223            (115)        (51.6)%
                                     ---------      ---------       ---------        ------
Sub-total...................             3,707          3,281             426          13.0%
Dental product sales........                 -          1,444          (1,444)       (100.0%)
                                     ---------      ---------       ---------        ------
Total sales.................         $   3,707      $   4,725       $  (1,018)        (21.5%)
                                     =========      =========       =========        ======

Sales of orthopaedic products, primarily Pro Osteon(R) bone graft substitute material for orthopaedic applications, increased in the quarter ended March 31, 1998 by $541,000 or 17.7% to $3.6 million compared to $3.1 million for the first quarter of 1997. Domestic sales of orthopaedic products increased 12.5% over the first quarter of 1997. Domestic sales through direct sales representatives in the first quarter of 1998 increased 27.1% while domestic sales through independent distributors and agents decreased 11.1% compared to the first quarter of 1997. In late 1997, the Company began an initiative to convert its domestic distributors into agency relationships. Instead of purchasing products from the Company and reselling them to hospitals, agents receive commissions on sales in their territories which are billed directly to hospitals by the Company. The initiation of this process in late 1997 resulted in reduced sales to domestic distributors while they minimize their inventory levels in preparation for this conversion. The process is expected to be substantially completed, and may have a continued adverse effect on sales, in 1998. International sales of orthopaedic products, made exclusively to distributors, increased 57.8% between the respective quarters.

Sales of the Company's OEM products, which consist mostly of porous hydroxyapatite material for dental applications and for orbital implants, decreased by 51.6% in the quarter ended March 31, 1998 to $108,000 versus $223,000 for the first quarter of 1997. This decrease resulted from reduced orders of orbital implants which are manufactured for a single customer.

Sales of the Company's oral/maxillofacial products (titanium dental implant systems and Interpore 200) declined by $1.4 million, reflecting the discontinuance of dental product sales effective April 18, 1997. Sales of Interpore 200 for dental use subsequent to the sale of the dental business are classified as OEM product sales.

The gross margins as percentages of sales for the quarters ended March 31, 1998 and 1997 were 85.2% and 72.4%, respectively. The improvement reflects the discontinuance of dental products sales which had lower gross margins than the Company's remaining orthopaedic and OEM products, and which also had associated royalty expense. In addition, gross margins were affected favorably by a first quarter 1998 selling price increase on orthopaedic products, and by the initiative to convert domestic distributors to agent relationships. Sales to hospitals through agents are made at list price versus sales to distributors which are made at a discount off list price.

Total operating expenses for the quarter ended March 31, 1998 decreased by 23.9% or $811,000 as compared to the same quarter of 1997. Research and development expenses decreased by 7.0% or $37,000. Selling and marketing expenses decreased $760,000 or 33.8% compared to the first quarter of 1997 due to the elimination of selling and marketing expenses directly related to the dental business.

General and administrative expenses decreased by 2.3%, the result of cost reductions following the sale of the dental business.

The increase in interest income resulted from higher cash and investment balances while the decrease in other income primarily relates to a contract under which the Company provided distribution services to another company during the first quarter of 1997.

No income tax provision was recorded during the first quarters of 1998 and 1997 due to the anticipated utilization of the Company's net operating loss carryforwards during the two periods.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998 and December 31, 1997, cash, cash equivalents and short-term investments totaled $14.7 million and $13.5 million, respectively. Total working capital increased to $19.2 million from $18.4 million and the current ratio improved to 22.9 from 17.1 at March 31, 1998 and December 31, 1997, respectively. The increase in cash, cash equivalents and short-term investments of $1.2 million was the result of the final payment received from the sale of the dental business and positive cash flow from operations during the first quarter of 1998.

The $14.7 million total of cash, cash equivalents and short-term investments remains available to support the Company's continued investment in the development of its business, including the pursuit of regulatory approvals for additional indications for the use of Pro Osteon, development or acquisition of new bone graft products or complementary products, and possible acquisitions of businesses. Also, after the merger with Cross, the Company will use some of the combined cash, cash equivalents and short- term investments of Interpore and Cross to pay for transaction costs, costs associated with combining certain operations of the company and costs associated with facility modifications. In addition, the Company may be required to repurchase certain outstanding bonds previously issued by Cross which currently total approximately $5 Million. At March 31, 1998, Cross had approximately $1.7 million of cash and cash equivalents. The Company has a $5 million revolving line of credit which expires in July 1998 and which had no amount outstanding at March 31, 1998.

The Company believes it currently possesses sufficient resources to meet the cash requirements of its operations for at least the next year.

PART II - OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits.

           Reference is made to the Exhibit Index on Page 13 hereof.

        b. Reports on Form 8-K.

           On February 11, 1998, the Company filed a report on Form 8-K with the Securities and Exchange Commission describing an Agreement and Plan of Merger between the Company, Buckeye International (a wholly-owned subsidiary of the Company) and Cross Medical Products, Inc., pursuant to which Buckeye International would merge with and into Cross, with Cross becoming a wholly-owned subsidiary of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:    May 12, 1998                       INTERPORE INTERNATIONAL, INC.
                                            (Registrant)


                                            By: /s/ David C. Mercer
                                                --------------------------------
                                                David C. Mercer,
                                                Chairman and Chief
                                                Executive Officer


                                            By: /s/ Richard L. Harrison
                                                --------------------------------
                                                Richard L. Harrison
                                                Sr. Vice President and
                                                Chief Financial Officer

                                  EXHIBIT INDEX


  Exhibit
  Number                           Description
  ------                           -----------
   3.01         Certificate of Incorporation of Interpore Delaware, Inc.(11)

   3.02         Bylaws of Registrant(11)

  10.01         Revised License Agreement dated March 12, 1984, between Registrant and Research
                Corporation Technologies, Inc., as amended by a First Amendment dated December 7,
                1984, and as further amended by a Fourth Amendment dated July 22, 1988(1)

  10.02         Single Tenant Lease dated July 25, 1991 between Registrant and The Irvine Company as amended by a Third Amendment to Lease dated December 11, 1996(10)

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

  10.10         Employee Qualified Stock Purchase Plan(3)

  10.11         1995 Stock Option Plan(3)

  10.12         Stock Option Plan for Non-Employee Directors of Interpore International(7)

  10.13         Form of Indemnification Agreement

  Exhibit
  Number                           Description
  ------                           -----------
  10.14         Asset Purchase Agreement dated April 18, 1997 regarding sale of assets of Interpore
                Dental, Inc.(11)

  10.15         Agreement and Plan of Merger, dated as of February 11, 1998, by and among Interpore
                International, Buckeye International and Cross Medical Products, Inc. ("Cross")(13)

  10.16         Non-Titled Personal Property Security Agreement, dated February 13, 1995, granting
                Bank One Columbus, N.A. a secruity interest in all inventory, raw material, work in process, supplies, accounts, general intangibles, chattel paper, instruments, other forms of obligations and receivables, goods, equipment, machinery, supplies and other personal property of the Cross.(12)

  10.17         Non-Titled Personal Property Security Agreement, dated February 13, 1995, granting
                Bank One Columbus, N.A. a security interest in all inventory, raw materials, work in process, supplies, accounts, general intangibles, chattel paper, instruments, other forms of obligations and receivables, goods, equipment, machinery, supplies and other personal property of Cross.(12)

  10.18         Asset Purchase Agreement, dated March 12, 1997, by and among Cross, Danniger
                Healthcare, Inc. and OrthoLogic Corp.(13)

  10.19         Confidentiality, Assignment and Non-Competition Agreement for Key Personnel, dated
                September 10, 1984, between Cross and Edward R. Funk.(14)

  10.20         Cross Amended and Restated 1984 Incentive Stock Option Plan, reserving 750,000 shares of Common Stock, as amended by the Board of Directors of Cross on April 2,
                1992.(15)

  10.21         Cross Form of Stock Option Agreement Under the Amended and Restated 1984 Incentive
                Stock Option Plan.(15)

  10.22         Cross Amended and Restated 1984 Non-Statutory Stock Option Plan, reserving 300,000 shares of Common Stock, as amended by the Board of Directors on April 2, 1992.(15)

  10.23         Cross Form of Stock Option Agreement Under the Amended and Restated 1984
                Non-Statutory Stock Option Plan.(15)

  10.24         Cross 1994 Stock Option Plan, reserving 600,000 shares of Common Stock.(16)

  10.25         Non-Competition Agreement dated September 6, 1996, between Cross and Stephen R.
                Draper.(17)

  10.26         Employment Agreement, dated August 15, 1997, between Cross and Joseph A. Mussey.(18)

  Exhibit
  Number                           Description
  ------                           -----------
  10.27         Employment Agreement, dated August 15, 1997, between Cross and Paul A. Miller.(18)

  10.28         Employment Agreement, dated August 15, 1997, between Cross and Ira Benson.(18)

  10.29         Employment Agreement, dated August 15, 1997, between Cross and Thomas E. Zimmer.(18)

  10.30         Employment Agreement, dated August 15, 1997, between Cross and Philip A. Mellinger.(18)

  10.31         Agreement between Dr. Edward Funk and Cross, dated February 11, 1998.(19)

  11.01         Computations of Net Income per Share

  27.01         Financial Data Schedule

--------
 (1) Incorporated by reference from the Company's Registration Statement on Form S-1, Registration No. 33-69872.

 (2) Incorporated by reference from the Company's Registration Statement on Form S-8, Registration No. 33-77426.

 (3) Incorporated by reference from the Company's Proxy Statement for the Company's 1994 Annual Meeting of Shareholders.

 (4) Incorporated by reference from the Company's Registration Statement on Form S-8, Registration No. 33-86290.

 (5) Incorporated by reference from the Company's Proxy Statement for the Company's 1995 Annual Meeting of Shareholders.

 (6) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996.

 (7) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

 (8) Incorporated by reference from the Company's Current Report on Form 8-K dated May 1, 1997.

 (9) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.

(10) Incorporated by reference from the Company's Current Report on Form 8-K dated February 11, 1998.

(11) Incorporated by reference from the Company's Registration Statement on Form S-4, Registration No. 333-49487.

(12) Incorporated by reference from the Cross Annual Report on Form 10-K for the year ended December 31, 1994.

(13) Incorporated by reference from the Cross Annual Report on Form 10-K for the year ended December 31, 1996.

(14)    Incorporated by reference from the Cross Form 10 filed May 3, 1988.

(15) Incorporated by reference from the Cross Annual Report on Form 10-K for the year ended December 31, 1992.

(16)    Incorporated by reference from the Cross Form 10 filed August 12, 1994.

(17) Incorporated by reference from the Cross Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996.

(18) Incorporated by reference from the Cross Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.

(19) Incorporated by reference from the Cross Annual Report on Form 10-K for the year ended December 31, 1997.