Form 10-Q
period 1998-06-30
INTERPORE INTERNATIONAL /CA/
filed 1998-08-14
CIK 854093

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     --------------------------------------
                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998
                                                         or

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________ to _________

                           Commission File No. 0-22958

                          INTERPORE INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                95-3043318
       (State or other jurisdiction of                   (I.R.S. employer
       incorporation or organization)                  identification number)

    181 TECHNOLOGY DRIVE, IRVINE, CALIFORNIA                 92618-2402
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

         As of August 6, 1998, there were 13,969,947 shares of the registrant's common stock issued and outstanding.

                          Interpore International, Inc.

                                      Index


                                                                                                  Page(s)
                                                                                                  -------
PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                      Condensed Consolidated Balance Sheets as of
                      June 30, 1998 (unaudited) and December 31, 1997 .........................      3

                      Condensed Consolidated Statements of Operations (unaudited)
                      for the three month and six month periods ended
                      June 30, 1998 and June 30, 1997 .........................................      4

                      Condensed Consolidated Statements of Cash Flows
                      (unaudited) for the six month periods ended June 30, 1998
                      and
                      June 30, 1997 ...........................................................      5

                      Notes to Condensed Consolidated Financial Statements ....................      6

Item 2.               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations .....................................      9

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings ...........................................................     13

Item 4.           Submission of Matters to a Vote of Security Holders .........................     14

Item 5.           Other Information ...........................................................     15

Item 6.           Exhibits and Reports on Form 8-K ............................................     15

                          Interpore International, Inc.
                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)


                                                                                   JUNE 30,          DECEMBER 31,
                                                                                    1998               1997
                                                                                 -----------         -----------
                                                                                 (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                     $ 11,243           $ 11,809
     Short-term investments                                                           1,998              4,826
     Accounts receivable, less allowance for doubtful accounts of
          $512 and $370 in 1998 and 1997, respectively                                6,703              6,590
    Inventories                                                                      11,530             10,374
    Prepaid expenses                                                                  1,219                438
    Deferred income taxes                                                             1,426              1,454
    Other current assets                                                                 73                963
                                                                                   --------           --------
Total current assets                                                                 34,192             36,454

Property, plant and equipment, net                                                    1,228              1,550
Deferred income taxes                                                                 2,778              2,639
Other assets                                                                            773                895
                                                                                   --------           --------
Total assets                                                                       $ 38,971           $ 41,538
                                                                                   ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
     Current portion of long term debt and capital lease obligations               $     15           $     95
     Accounts payable                                                                 1,556              1,094
     Accrued compensation and related expenses                                          805                758
     Accrued disposition costs                                                          450                610
     Accrued merger-related expenses and restructuring charges                        1,193                 --
     Accrued income taxes                                                                --              1,067
     Other accrued liabilities                                                          979              1,101
                                                                                   --------           --------
Total current liabilities                                                             4,998              4,725
                                                                                   --------           --------

Long-term liabilities:
     Long-term debt                                                                   4,983              5,080
     Deferred income taxes                                                               55                 55
     Obligations under capital leases, net                                               37                 44
                                                                                   --------           --------
Total long-term liabilities                                                           5,075              5,179
                                                                                   --------           --------

Contingencies

Shareholders' equity:
   Series E convertible preferred stock, voting, par value $.01 per                      --                 --
     share:  Authorized shares - 594,000; issued and outstanding shares -
     32,906 at June 30, 1998 and December 31, 1997; aggregate liquidation value of $247 at June 30, 1998 and December 31, 1997
   Preferred stock, par value $.01 per share:  Authorized shares                         --                 --
     4,406,000; outstanding shares - none
   Common stock, par value $.01 per share:  Authorized shares -                         140                138
     50,000,000; issued and outstanding shares - 13,959,761 at June 30,
     1998 and 13,765,538 at December 31, 1997
   Additional paid-in-capital                                                        43,754             43,114
   Accumulated deficit                                                              (14,996)           (11,618)
                                                                                   --------           --------
Total shareholders' equity                                                           28,898             31,634
                                                                                   --------           --------
Total liabilities and shareholders' equity                                         $ 38,971           $ 41,538
                                                                                   ========           ========


See accompanying notes.

                          Interpore International, Inc.
                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                     THREE MONTHS ENDED          SIX MONTHS ENDED
                                                          JUNE 30,                    JUNE 30,
                                                   ----------------------      ----------------------
                                                     1998          1997          1998         1997
                                                   --------      --------      --------      --------
Net sales                                          $  7,333      $  7,033      $ 14,703      $ 14,531
Cost of goods sold                                    2,214         1,685         4,050         4,027
                                                   --------      --------      --------      --------
Gross profit                                          5,119         5,348        10,653        10,504
                                                   --------      --------      --------      --------

Operating expenses:
     Research and development                           951           748         1,812         1,489
     Selling and marketing                            2,966         2,826         5,705         5,963
     General and administrative                       1,087         1,158         2,123         2,515
     Merger-related expenses                          2,963            --         3,031            --
     Restructuring charges                            1,512            --         1,512            --
     Loss on sale of dental business                     --           617            --           617
                                                   --------      --------      --------      --------
Total operating expenses                              9,479         5,349        14,183        10,584
                                                   --------      --------      --------      --------

Loss from operations                                 (4,360)           (1)       (3,530)          (80)
                                                   --------      --------      --------      --------

Interest income                                         204           217           444           370
Interest expense                                       (258)         (136)         (391)         (313)
Other income                                             93            77           158           174
                                                   --------      --------      --------      --------
Total interest and other income, net                     39           158           211           231
                                                   --------      --------      --------      --------

Income (loss) before taxes                           (4,321)          157        (3,319)          151
Income tax provision (benefit)                           --            51            59           (37)
                                                   --------      --------      --------      --------

Net income (loss) from continuing operations         (4,321)          106        (3,378)          188
Net income (loss) from discontinued operations           --           (94)           --         2,597
                                                   --------      --------      --------      --------
Net income (loss)                                  $ (4,321)     $     12      $ (3,378)     $  2,785
                                                   ========      ========      ========      ========

Basic earnings per share:
Net income (loss) from continuing operations       $   (.31)     $    .01      $   (.24)     $    .01
Net income (loss) from discontinued operations     $    .00      $   (.01)     $    .00      $    .20
Net income (loss)                                  $   (.31)     $    .00      $   (.24)     $    .21

Shares used in computing earnings per share          13,894        13,354        13,853        13,307

Diluted earnings per share:
Net income (loss) from continuing operations       $   (.31)     $    .01      $   (.24)     $    .01
Net income (loss) from discontinued operations     $    .00      $   (.01)     $    .00      $    .19
Net income (loss)                                  $   (.31)     $    .00      $   (.24)     $    .20

Shares used in computing earnings per share          13,894        13,887        13,853        13,882


See accompanying notes.

                          Interpore International, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)


                                                                          SIX MONTHS ENDED JUNE 30,
                                                                          --------         --------
                                                                            1998              1997
                                                                          --------         --------
Net cash used in continuing operations                                    $ (3,596)        $ (1,772)
Net cash provided by discontinued operations                                    --              229
                                                                          --------         --------
     Net cash used in operating activities                                  (3,596)          (1,543)
                                                                          --------         --------

Cash flows from investing activities:
     Expenditures for patents rights and license                               (22)             (48)
     Sales (purchases) of short-term investments, net                        2,828             (387)
     Purchases of property, plant and equipment                               (234)            (285)
     Proceeds from sale of dental business, net                                 --              689
                                                                          --------         --------
          Net cash provided by (used in) continuing operations               2,572              (31)

          Net cash used in discontinued operations                              --              (91)
          Proceeds from sale of recovery products segment                       --            8,177
                                                                          --------         --------
               Net cash provided by investing activities                     2,572            8,055
                                                                          --------         --------

Cash flows from financing activities:
     Repayment of term debt and capital lease obligations                      (87)          (1,624)
     Proceeds from exercise of stock options                                   482              173
     Proceeds from employee stock purchase plan                                 63               42
     Proceeds from the sale of common stock                                     --              242
                                                                          --------         --------
          Net cash provided by (used in ) continuing operations                458           (1,167)

          Net cash used in discontinued operations                              --             (197)
                                                                          --------         --------
               Net cash provided by (used in) financing activities             458           (1,364)
                                                                          --------         --------

Net increase (decrease) in cash and cash equivalents                          (566)           5,148
Cash and cash equivalents at beginning of period                            11,809            6,328
                                                                          ========         ========
Cash and cash equivalents at end of period                                  11,243           11,476
                                                                          ========         ========


See accompanying notes.

                          Interpore International, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1998
                                   (unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Interpore International, Inc. (the "Company") without audit, pursuant to Securities and Exchange Commission regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position at June 30, 1998 and the results of operations and cash flows for the three month and six month periods ended June 30, 1998 and 1997.

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries, including Interpore Orthopaedics, Inc., Interpore Acquisition Corporation, Inc. and Cross Medical Products, Inc. ("Cross"), after elimination of all significant intercompany transactions.

The results of operations and cash flows for the three month and six month periods ended June 30, 1998 are not necessarily indicative of results to be expected for the full year.

These consolidated financial statements should be read in conjunction with the financial statements included in the Company's and Cross' Annual Reports on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission.


2.  INVENTORIES

Inventories are stated at the lower of average cost or market. Inventories are comprised of the following (in thousands):

                                                June 30,           December 31,
                                                 1998                  1997
                                                -------              -------
    Raw materials                               $   653              $   737
    Work-in-process                                 220                  227
    Finished goods                                9,410               10,657
                                                -------              -------
                                                $11,530              $10,374
                                                =======              =======


3.  CONTINGENCIES

The nature of the Company's business subjects it to products liability and related claims from time to time.

The Company's subsidiary, Cross Medical Products, Inc. ("Cross") and other spinal implant manufacturers were named as defendants in various purported class action products liability lawsuits alleging that the plaintiffs were injured by spinal implants supplied by Cross and others. All such lawsuits were consolidated for pretrial proceedings in the Federal District Court for the Eastern District of Pennsylvania and, on February 22, 1995, class certification was denied. The federal court lawsuits will remain coordinated for further pretrial purposes, but are individual lawsuits. In response to the denial of class certification, a large number of additional individual lawsuits have been filed alleging, in addition to damages from spinal implants, a conspiracy among manufacturers, physicians and other spinal implant industry members to market products without the proper regulatory approvals. Cross has been named as a defendant, among others, in over 750 such lawsuits. None of these cases involve products manufactured by Cross. Cross cannot estimate precisely at this time the number of such lawsuits that may eventually be filed. Most of the lawsuits are pending in federal courts and are in preliminary stages. Discovery proceedings, including the taking of depositions, have commenced in certain of the lawsuits. Plaintiffs in these cases typically seek relief in the form of monetary damages, often in unspecified amounts. While the aggregate monetary damages eventually sought in all of such individual actions is substantial and exceeds the limits of the Company's products liability insurance policies, the Company believes that it has affirmative defenses, including, without limitation, preemption, and that these individual lawsuits are otherwise without merit.

In addition, Cross has eight pending cases claiming products liability for allegedly defective products manufactured by Cross.

The class action lawsuits and the individual products liability cases are being defended by the Company's insurance carrier, in some cases under a reservation of rights. The Company maintains claims made products liability insurance policies with at least $5 million of coverage both per occurrence and in the aggregate. The Company believes that it has adequate insurance for its business, however, there can be no assurance that the $5 million per policy year limit of coverage will be sufficient to cover the cost of defending all lawsuits or the payment of any amounts that may be paid in satisfaction of any settlements or judgments. Further, there can be no assurance that the Company will continue to be able to obtain sufficient amounts of products liability insurance coverage at commercially reasonable premiums. Future operating results could be materially adversely affected by the formal resolution of pending cases or future claims, whether or not such cases or claims are covered by insurance.

In addition to the above, in the ordinary course of business, the Company has been named as a defendant in various other legal proceedings. The Company has denied liability in all such lawsuits and is vigorously defending the same.

4.  LONG-TERM DEBT

Long-term debt at June 30, 1998 consists of $4,983,000 of Convertible Subordinated Debentures (the "Debentures") at 8.5% due June 1, 2003. The Debentures are convertible at any time before maturity, unless previously redeemed, into shares of the Company's common stock at a conversion price of $6.37 per share (the "Conversion Price)". Pursuant to the terms of the underlying indenture, upon the merger of Cross with the Company, Debenture holders were allowed to request redemption until June 26, 1998 at 101% of the principal amount thereof, plus accrued interest. Requests for redemption totaling $1.7 million were made, and redemption took place in July 1998. Beginning July 1, 1999, the Company will be obligated to redeem the Debentures tendered by June 1, 1999 or June 1 of any succeeding year at 100% of the principal amount thereof plus accrued interest, subject to an annual limitation of $25,000 per holder and an annual aggregate limitation of $262,500. During the first six months of 1998, $97,000 of Debentures were converted into 15,221 shares of the Company's common stock.

5.  BUSINESS COMBINATION

In February 1998, the Company entered into an agreement to merge with Cross Medical Products, Inc. ("Cross"), a publicly traded Ohio-based worldwide supplier of spinal implant systems used to treat degenerative conditions and deformities of the spine. The merger was approved by the shareholders of both companies on May 6, 1998 and became effective on May 7, 1998. Approximately 6.7 million shares of the Company's common stock were issued in exchange for all of the common stock of Cross. The merger has been accounted for as a pooling of interests. During the second quarter, the Company recorded merger-related expenses and restructuring charges of $3.0 million and $1.5 million, respectively. The merger-related expenses include legal, accounting and administrative costs incurred in connection with the merger of the Company and Cross. The restructuring charges are associated with the planned closing of the Dublin, Ohio facility and include severance benefits for employees not remaining with the Company, the write-off of fixed assets not being transferred to the Company's Irvine, California headquarters, and the accrual of remaining lease payments for the Dublin facility.

In February 1998, the Board of Directors of the Company approved a proposal for the Company to reincorporate from California to Delaware. The proposed reincorporation was approved by the Company's shareholders and was completed on May 6, 1998. In connection with the reincorporation, the Company's name was changed from Interpore International to Interpore International, Inc.


6.  SALE OF ASSETS

In April 1997, the Company entered into a definitive agreement for the sale of its dental implant business. In May 1997, the sale was completed, and the Company received an initial cash payment of $1.5 million. A deferred cash payment of $749,000 was received in March 1998. The transaction, including associated costs, resulted in a net charge of $617,000 in the second quarter of 1997.


7.  SALE OF RECOVERY PRODUCTS SEGMENT

On March 12, 1997, Cross Medical Products, Inc. entered into an agreement to sell its recovery products segment for approximately $8.2 million in cash and the assumption of approximately $5.0 million of debt and other liabilities. The buyer also acquired 38,250 shares of the Company's common stock for $242,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT EVENTS

In February 1998, the Company entered into an agreement to merge with Cross Medical Products, Inc. ("Cross"), a publicly traded Ohio-based worldwide supplier of spinal implant systems used to treat degenerative conditions and deformities of the spine. The merger was approved by the shareholders of both companies on May 6, 1998 and became effective on May 7, 1998. Approximately 6.7 million shares of the Company's common stock were exchanged for all of the common stock of Cross. The merger has been accounted for as a pooling of interests.

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

On March 12, 1997, Cross entered into an agreement to sell its recovery products segment for approximately $8.2 million in cash and the assumption of approximately $5.0 million of debt and other liabilities. The buyer also acquired 38,250 shares of the Company's common stock for $242,000.

RESULTS OF OPERATIONS

The following table presents the Company's results of operations as percentages:


                                      Three months ended June 30,         Six months ended June 30,
                                     -----------------------------      ------------------------------
                                                           1998 vs.                             1998 vs.
                                      1998         1997      1997        1998        1997         1997
                                     ------       ------    ------      ------      ------      ------
Net sales                             100.0%      100.0%       4.3%      100.0%      100.0%        1.2%
Cost of goods sold                     30.2%       24.0%      31.4%       27.5%       27.7%         .6%
                                     ------       ------    ------      ------      ------      ------
    Gross profit                       69.8%       76.0%      (4.3%)      72.5%       72.3%        1.4%
                                     ------       ------    ------      ------      ------      ------
Operating expense:
  Research and development             13.0%       10.6%      27.1%       12.3%       10.2%       21.7%
  Selling and marketing                40.5%       40.2%       5.0%       38.8%       41.0%       (4.3%)
  General and administrative           14.8%       16.4%      (6.1%)      14.5%       17.3%      (15.6%)
  Merger-related expenses              40.4%         --        n/a        20.6%         --         n/a
  Restructuring charges                20.6%         --        n/a        10.3%         --         n/a
  Loss on sale of dental business        --         8.8%       n/a          --         4.3%        n/a
                                     ------       ------    ------      ------      ------      ------
Total operating expenses              129.3%       76.0%      77.2%       96.5%       72.8%       34.0%
                                     ------       ------    ------      ------      ------      ------
Loss from operations                  (59.5%)        --        n/a       (24.0%)       (.5%)       n/a
                                     ======       ======    ======      ======      ======      ======

Three months ended June 30, 1998 and 1997
-----------------------------------------

For the quarter ended June 30, 1998, net sales of $7.3 million were $300,000 or 4.3% greater than sales of $7.0 million for the same period of 1997.


                                                                                              Change
                                           Three months ended June 30,            ----------------------------
                                           1998                1997               Amount                  %
                                          ------              ------              ------               -------
Bone biologics product sales              $3,341              $3,738              $ (397)                (10.6%)
Spinal implant product sales               3,992               3,033                 959                  31.6%
                                          ------              ------              ------               -------
   Sub-total ...............               7,333               6,771                 562                   8.3%
Dental product sales .......                  --                 262                (262)               (100.0%)
                                          ------              ------              ------               -------
   Total sales .............              $7,333              $7,033              $  300                   4.3%
                                          ======              ======              ======               =======

Sales of bone biologics products, which include Pro Osteon(R) bone graft substitute material, OEM orbital implants and OEM bone graft products for the dental marketplace, decreased in the quarter ended June 30, 1998 by $397,000 or 10.6% to $3.3 million compared to $3.7 million for the second quarter of 1997. This decrease is attributable primarily to a $343,000 decrease in OEM product sales and a $167,000 return from a domestic dealer that was converted to an agent relationship during the second quarter of 1998. Sales of spinal implant products increased in the quarter ended June 30, 1998 by $1.0 million or 31.6% to $4.0 million compared to $3.0 million for the second quarter of 1997, primarily due to increasing market penetration of the Synergy(TM) Spinal Implant System.

Domestic sales of bone biologics and spinal products were approximately $5.4 million for both quarters ended June 30, 1998 and 1997. International sales increased $583,000 or 43.3% to $1.9 million in the second quarter of 1998 compared with $1.3 million for the same quarter of 1997.

There were no dental product sales in the quarter ended June 30, 1998, reflecting the Company's 1997 sale of its dental business.

The gross margins as percentages of sales for the quarters ended June 30, 1998 and 1997 were 69.8% and 76.0%, respectively. The decrease primarily reflects the comparatively higher percentage of spinal implant product sales in the 1998 period which have a lower gross margin than bone biologics products. Additionally, less favorable purchase price and overhead absorption variances associated with lower purchase volumes of spinal implant products in the 1998 period contributed to the decreased gross margin.

Total operating expenses for the quarter ended June 30, 1998 increased by $4.1 million as compared to the same quarter of 1997 due to the $4.5 million of merger-related and restructuring charges. Excluding these charges and the 1997 loss on the sale of the dental business, operating expenses increased by $272,000 or 6%. Research and development expenses increased by 27.1% or $203,000 due to increased development efforts related to the Company's spinal implant products. Selling and marketing expenses increased $140,000 or 5.0% compared to the second quarter of 1997 due to increased commissions to independent agents, offset partially by the elimination of selling and marketing expenses directly related to the dental business. General and administrative expenses decreased by 6.1%, mostly the result of cost reductions following the sale of the dental business.

The $119,000 decrease in net interest and other income primarily relates to the write-off of unamortized convertible debenture issuance costs associated with the request by certain holders to redeem $1.7 million of debentures. The holders of the debentures were entitled to redeem the debentures as a result of the change in control of Cross resulting from the merger of the Company and Cross.

No income tax provision was recorded during the second quarter of 1998 due to the anticipated utilization of the Company's net operating loss carryforwards during the period.

Six months ended June 30, 1998 and 1997
---------------------------------------

For the six months ended June 30, 1998, net sales of $14.7 million were $172,000 or 1.2% greater than sales of $14.5 million for the same period of 1997.


                                            Six months ended June 30,                         Change
                                          ----------------------------              -----------------------------
                                            1998                 1997                Amount                   %
                                          -------              -------              -------               -------
Bone biologics product sales              $ 7,048              $ 7,019              $    29                    .4%
Spinal implant product sales                7,655                5,806                1,849                  31.8%
                                          -------              -------              -------               -------
   Sub-total ...............               14,703               12,825                1,878                  14.6%
Dental product sales .......                   --                1,706               (1,706)               (100.0%)
                                          -------              -------              -------               -------
   Total sales .............              $14,703              $14,531              $   172                   1.2%
                                          =======              =======              =======               =======


Sales of bone biologics products remained relatively level at $7.0 million in the six months ended June 30, 1998 and 1997. Sales of spinal implant products increased in the six months ended June 30, 1998 by $1.8 million or 31.8% to $7.7 million compared to $5.8 million for the six months ended June 30, 1997, primarily due to increasing market penetration of the Synergy Spinal Implant System.

Domestic sales of bone biologics and spinal products increased by 10% or $1.0 million to $10.7 million for the six months ended June 30, 1998 compared to $9.7 million for the same quarter of 1997. International sales increased by $890,000 or 28.9% to $4.0 million for the six month period ended June 30, 1998 from $3.1 million for the same period of 1997.

There were no dental product sales in the six month period ended June 30, 1998, reflecting the Company's 1997 sale of its dental business.

The gross margins as percentages of sales for the six month periods ended June 30, 1998 and 1997 were 72.5% and 72.3%, respectively.

Total operating expenses for the six months ended June 30, 1998 increased by $3.6 million as compared to the same period of 1997 due to the $4.5 million of merger-related expenses and restructuring charges. Excluding these charges and the 1997 loss on the sale of the dental business, operating expenses increased by $327,000 or 3%. Research and development expenses increased by 21.7% or $323,000 related to increased spinal product development efforts. Selling and marketing expenses decreased $258,000 or 4.3% compared to the six months ended June 30, 1997 due mostly to the elimination of selling and marketing expenses directly related to the dental business partially offset by increased commissions to independent agents. General and administrative expenses decreased by $392,000 or 15.6%, primarily the result of cost reductions following the sale of the dental business.

The $74,000 or 20.0% increase in interest income resulted from higher cash and investment balances. The increase in interest expense of 24.9% or $78,000 resulted primarily from the write-off of unamortized convertible debenture issuance costs.

Limited income tax provisions were recorded during the six month periods ended June 30, 1998 and 1997 due to the anticipated utilization of the Company's net operating loss carryforwards during the periods.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998 and December 31, 1997, cash, cash equivalents and short-term investments totaled $13.2 million and $16.6 million, respectively. Total working capital decreased to $29.2 million from $31.7 million and the current ratio decreased to 6.8 from 7.7 at June 30, 1998 and December 31, 1997, respectively. The decrease in cash, cash equivalents and short-term investments of $3.4 million was primarily the result of the payment of $3.3 million in merger-related expenses and restructuring charges.

The $13.2 million total of cash, cash equivalents and short-term investments remains available to support the Company's continued investment in the development of its business, including the pursuit of regulatory approvals for additional indications for the use of Pro Osteon, development or acquisition of new bone biologic and spinal implant products, and possible acquisitions of businesses. In addition, the Company expended approximately $1.7 million in July 1998 for the redemption of convertible debentures, and will spend additional cash in the next several quarters for remaining merger-related expenses and restructuring activities. The Company has a $5 million revolving line of credit which expires in July 1999 and which had no amount outstanding at June 30, 1998.

The Company believes it currently possesses sufficient resources to meet the cash requirements of its operations for at least the next year.

PART II -         OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

The nature of the Company's business subjects it to products liability and related claims from time to time.

The Company's subsidiary, Cross Medical Products, Inc. ("Cross") and other spinal implant manufacturers were named as defendants in various purported class action products liability lawsuits alleging that the plaintiffs were injured by spinal implants supplied by Cross and others. All such lawsuits were consolidated for pretrial proceedings in the Federal District Court for the Eastern District of Pennsylvania and, on February 22, 1995, class certification was denied. The federal court lawsuits will remain coordinated for further pretrial purposes, but are individual lawsuits. In response to the denial of class certification, a large number of additional individual lawsuits have been filed alleging, in addition to damages from spinal implants, a conspiracy among manufacturers, physicians and other spinal implant industry members to market products without the proper regulatory approvals. Cross has been named as a defendant, among others, in over 750 such lawsuits. None of these cases involve products manufactured by Cross. Cross cannot estimate precisely at this time the number of such lawsuits that may eventually be filed. Most of the lawsuits are pending in federal courts and are in preliminary stages. Discovery proceedings, including the taking of depositions, have commenced in certain of the lawsuits. Plaintiffs in these cases typically seek relief in the form of monetary damages, often in unspecified amounts. While the aggregate monetary damages eventually sought in all of such individual actions is substantial and exceeds the limits of the Company's products liability insurance policies, the Company believes that it has affirmative defenses, including, without limitation, preemption, and that these individual lawsuits are otherwise without merit.

In addition, Cross has eight pending cases claiming products liability for allegedly defective products manufactured by Cross.

The class action lawsuits and the individual products liability cases are being defended by the Company's insurance carrier, in some cases under a reservation of rights. The Company maintains claims made products liability insurance policies with at least $5 million of coverage both per occurrence and in the aggregate. The Company believes that it has adequate insurance for its business, however, there can be no assurance that the $5 million per policy year limit of coverage will be sufficient to cover the cost of defending all lawsuits or the payment of any amounts that may be paid in satisfaction of any settlements or judgments. Further, there can be no assurance that the Company will continue to be able to obtain sufficient amounts of products liability insurance coverage at commercially reasonable premiums. Future operating results could be materially adversely affected by the formal resolution of pending cases or future claims, whether or not such cases or claims are covered by insurance.

In addition to the above, in the ordinary course of business, the Company has been named as a defendant in various other legal proceedings. The Company has denied liability in all such lawsuits and is vigorously defending the same.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  On May 6, 1998, the Company held its 1998 Annual Meeting of Shareholders to vote on three proposals. The number of shares entitled to vote was 7,110,898 of the Company's Common Stock and 32,906 shares of the Company's Series E Preferred Stock. The number of shares represented in person or proxy was 6,569,339 shares of common stock and 21,336 shares of Series E Preferred Stock. The Preferred Stock voted on an as-converted basis on all matters other than the reincorporation. All voting information is expressed on an as-converted or common-equivalent basis.

                  The following are the voting results of the three proposals:

                  Approval of the change of the Company's state of incorporation from California to Delaware:

                                                              Percentage as total of
                                                                   common shares
                                          Number of Votes           outstanding
                                          ---------------     ----------------------
                         For                  4,039,450                56.8%
                         Against                437,464                 6.2%
                         Abstain                  8,815                  .1%


                  In addition, 21,445 common equivalent shares of Series E Preferred Stock voted for the reincorporation, no common equivalent shares of Series E Preferred Stock voted against and no shares abstained from voting.

                  Election of five members to the Board of Directors of the Company, for the ensuing year, until their successors are duly elected and qualified:

                                                                             Percentage as shares
                                                        Affirmative Votes    present and voting
                                                        -----------------    ------------------
                         David C. Mercer                    6,563,459                99.6%
                         William A. Eisenecher              6,565,559                99.6%
                         G. Bradford Jones                  6,510,459                98.8%
                         Guy P. Nohra                       6,565,159                99.6%
                         George W. Smyth, Jr                6,502,459                98.7%

                  Ratification and approval of adoption and approval of the Agreement and Plan of Merger dated as of February 11, 1998, as amended, between the Company and a wholly owned subsidiary of the Company ("Sub"), and Cross Medical Products, Inc., a Delaware corporation ("Cross"), providing for the merger of Sub with and into Cross:

                                                               Percentage as total of
                                          Number of Votes       shares outstanding
                                          ---------------     ----------------------
                         For                  4,476,179                62.7%
                         Against                 23,180                  .3%
                         Abstain                  7,815                  .1%

ITEM 5.           OTHER INFORMATION

                  New SEC rules regarding shareholder proposals became effective on June 29, 1998. Pursuant to these new rules, if the Company has not received notice by March 4, 1999, of any matter a shareholder intends to propose for a vote at the 1999 Annual Meeting of Shareholders, then a proxy solicited by the Board of Directors may be voted on such matter in the discretion of the proxy holder, without discussion of the matter in the proxy statement soliciting such proxy and without such matter appearing as a separate item on the proxy card.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits.

                  Reference is made to the Exhibit Index on Page 17 hereof.

         b.       Reports on Form 8-K.

                  On May 6, 1998, the Company filed a report on Form 8-K with the Securities and Exchange Commission which described the completion of the merger whereby Cross became a wholly-owned subsidiary of the Company. Also, the Form 8-K described the completion of the reincorporation of the Company from the State of California to the State of Delaware.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:     August 12, 1998            INTERPORE INTERNATIONAL, INC.



                                     By: /s/ David C. Mercer
                                         ------------------------------------
                                         David C. Mercer,
                                         Chairman and Chief Executive Officer



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

  10.03 Asset Purchase Agreement dated March 1, 1993 regarding sale of assets of Interpore Orthopaedics, Inc. to Applied Epigenetics,
               Inc.(1)

  10.04        Cancellation and Release Agreement dated March 1, 1993 among
               Registrant, Interpore Orthopaedics, Inc., Pfizer, Inc. and
               Howmedica, Inc.(1)

  10.05        Series E Preferred Stock and Common Stock Warrant Purchase
               Agreement dated December 19, 1991(1)

  10.06        Series E Preferred Stock Purchase Agreement dated October 30,
               1992(1)

  10.07        Amended Schedule to Loan and Security Agreement dated August 11,
               1998 among Registrant, Interpore Orthopaedics, Inc., Cross
               Medical Products, Inc. and Silicon Valley Bank

  10.08        Amendment to the Loan Agreement dated August 11, 1998 among
               Registrant, Interpore Orthopaedics, Inc., Cross Medical Products,
               Inc. and Silicon Valley Bank

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

  10.13        Form of Indemnification Agreement(20)

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

  10.28        Employment Agreement, dated August 15, 1997, between Cross and
               Ira Benson.(18)

  10.29        Employment Agreement, dated August 15, 1997, between Cross and
               Thomas E. Zimmer.(18)

  10.30        Employment Agreement, dated August 15, 1997, between Cross and
               Philip A. Mellinger.(18)

  10.31        Agreement between Dr. Edward Funk and Cross, dated February 11,
               1998.(19)

  10.32        Supplemental Indenture by and between Interpore International,
               Inc. and Cross Medical Products, Inc. and The Fifth Third Bank

  11.01        Computations of Net Income per Share

  27.01        Financial Data Schedule


------------------------------------------

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

(19) Incorporated by reference from the Cross Annual Report on Form 10-K for the year ended December 31, 1997.

(20) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.