Form 10-Q
period 1998-09-30
INTERPORE INTERNATIONAL /CA/
filed 1998-11-13
CIK 854093

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1998

                                       or

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


       Registrant's telephone number, including area code: (949) 453-3200 not applicable
       ------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                   Yes  [X]     No  [ ]

        As of November 5, 1998, there were 14,019,659 shares of the registrant's common stock issued and outstanding.

                          Interpore International, Inc.

                                      Index
                                                                         Page(s)
                                                                         -------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

             Condensed Consolidated Balance Sheets as of
             September 30, 1998 (unaudited) and December 31, 1997 .......   3

             Condensed Consolidated Statements of Operations (unaudited)
             for the three month and nine month periods ended
             September 30, 1998 and September 30, 1997 ..................   4

             Condensed Consolidated Statements of Cash Flows (unaudited)
             for the nine month periods ended September 30, 1998 and
             September 30, 1997 .........................................   5

            Notes to Condensed Consolidated Financial Statements ........   6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ...........................   9

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings .............................................  15

Item 6.   Exhibits and Reports on Form 8-K ..............................  16

                          Interpore International, Inc.
                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                     1998              1997
                                                                -------------      ------------
                                                                 (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                     $  9,212         $  11,809
     Short-term investments                                           1,983             4,826
     Accounts receivable, less allowance for doubtful
       accounts of $485 and $370 in 1998 and 1997,
       respectively                                                   6,336             6,590
   Inventories                                                       12,073            10,374
   Prepaid expenses                                                     840               438
   Deferred income taxes                                              1,426             1,454
   Other current assets                                                 246               963
                                                                   --------          --------
Total current assets                                                 32,116            36,454

Property, plant and equipment, net                                    1,425             1,550
Deferred income taxes                                                 2,639             2,639
Other assets                                                            733               895
                                                                   --------          --------
Total assets                                                       $ 36,913          $ 41,538
                                                                   ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt and capital lease
       obligations                                                 $     15          $     95
     Accounts payable                                                 1,270             1,094
     Accrued compensation and related expenses                          740               758
     Accrued disposition costs                                          253               610
     Accrued merger-related expenses and restructuring charges          860                 -
     Accrued income taxes                                                 -             1,067
     Other accrued liabilities                                        1,132             1,101
                                                                   --------          --------
Total current liabilities                                             4,270             4,725
                                                                   --------          --------

Long-term liabilities:
     Long-term debt                                                   3,322             5,080
     Deferred income taxes                                               55                55
     Obligations under capital leases, net                               34                44
                                                                   --------          --------
Total long-term liabilities                                           3,411             5,179
                                                                   --------          --------

Contingencies

Shareholders' equity:
  Series E convertible preferred stock, voting, par value                 -                 -
    $.01 per share:  Authorized shares - 594,000; issued and
    outstanding shares - 32,906 at September 30, 1998 and
    December 31, 1997; aggregate liquidation value of $247
    at September 30, 1998 and December 31, 1997
  Preferred stock, par value $.01 per share:  Authorized                  -                 -
    shares 4,406,000; outstanding shares - none
  Common stock, par value $.01 per share:  Authorized shares            140               138
    - 50,000,000; issued and outstanding shares - 14,019,663
    at September 30, 1998 and 13,765,538 at December 31, 1997
  Additional paid-in-capital                                         43,922            43,114
  Accumulated deficit                                               (14,830)          (11,618)
                                                                   --------          --------
Total shareholders' equity                                           29,232            31,634
                                                                   --------          --------
Total liabilities and shareholders' equity                         $ 36,913          $ 41,538
                                                                   ========          ========

See accompanying notes.

                          Interpore International, Inc.
                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                     SEPTEMBER 30,             SEPTEMBER 30,
                                                ---------------------    ---------------------
                                                  1998         1997        1998         1997
                                                --------     --------    --------     --------
Net sales                                       $  7,343     $  7,191    $ 22,046     $ 21,722
Cost of goods sold                                 2,130        2,390       6,180        6,417
                                                --------     --------    --------     --------
Gross profit                                       5,213        4,801      15,866       15,305
                                                --------     --------    --------     --------

Operating expenses:
     Research and development                        890          811       2,702        2,300
     Selling and marketing                         2,905        2,593       8,610        8,556
     General and administrative                    1,019        1,061       3,142        3,576
     Merger-related expenses                           -            -       3,031            -
     Restructuring charges                             -            -       1,512            -
     Non-recurring charges                           381            -         381            -
     Loss on sale of dental business                   -            -           -          617
                                                --------     --------    --------     --------
Total operating expenses                           5,195        4,465      19,378       15,049
                                                --------     --------    --------     --------

Income (loss) from operations                         18          336      (3,512)         256
                                                --------     --------    --------     --------

Interest income                                      157          246         601          616
Interest expense                                    (117)        (140)       (508)        (453)
Other income                                         108           62         266          236
                                                --------     --------    --------     --------
Total interest and other income, net                 148          168         359          399
                                                --------     --------    --------     --------

Income (loss) before taxes                           166          504      (3,153)         655
Income tax provision (benefit)                         -          (30)         59          (67)
                                                --------     --------    --------     --------

Net income (loss) from continuing operations         166          534      (3,212)         722
Net income from discontinued operations                -            -           -        2,597
                                                --------     --------    --------     --------
Net income (loss)                               $    166     $    534    $ (3,212)    $  3,319
                                                ========     ========    ========     ========

Basic earnings per share:
Net income (loss) from continuing operations    $    .01     $    .04    $   (.23)    $    .05
Net income from discontinued operations         $    .00     $    .00    $    .00     $    .20
Net income (loss)                               $    .01     $    .04    $   (.23)    $    .25

Shares used in computing earnings per share       13,989       13,476      13,898       13,365

Diluted earnings per share:
Net income (loss) from continuing operations    $    .01     $    .04    $   (.23)    $    .05
Net income from discontinued operations         $    .00     $    .00    $    .00     $    .19
Net income (loss)                               $    .01     $    .04    $   (.23)    $    .24

Shares used in computing earnings per share       14,301       14,142      13,898       13,955


See accompanying notes.

                          Interpore International, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                          NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                       ----------------------
                                                                         1998          1997
                                                                       --------      --------
OPERATING ACTIVITIES
Net cash used in continuing operations                                 $ (3,777)     $ (2,250)
Net cash provided by discontinued operations                                  -           175
                                                                       --------      --------
     Net cash used in operating activities                               (3,777)       (2,075)
                                                                       --------      --------

INVESTING ACTIVITIES
     Expenditures for intangible assets                                     (26)          (48)
     Sales (purchases) of short-term investments, net                     2,843          (556)
     Purchases of property, plant and equipment                            (599)         (475)
     Proceeds from sale of dental business, net                               -           741
                                                                       --------      --------
          Net cash provided by (used in) continuing operations            2,218          (338)

          Net cash used in discontinued operations                            -           (91)
          Proceeds from sale of recovery products segment                     -         8,177
                                                                       --------      --------
               Net cash provided by investing activities                  2,218         7,748
                                                                       --------      --------

FINANCING ACTIVITIES
     Repayment of long-term debt and capital lease obligations           (1,751)       (1,659)
     Proceeds from exercise of stock options                                650           261
     Proceeds from employee stock purchase plan                              63            42
     Proceeds from the sale of common stock                                   -         2,242
                                                                       --------      --------
          Net cash provided by (used in) continuing operations           (1,038)          886

          Net cash used in discontinued operations                            -          (197)
                                                                       --------      --------
               Net cash provided by (used in) financing activites        (1,038)          689
                                                                       --------      --------

Net increase (decrease) in cash and cash equivalents                     (2,597)        6,362
Cash and cash equivalents at beginning of period                         11,809         6,328
                                                                       --------      --------
Cash and cash equivalents at end of period                             $  9,212      $ 12,690
                                                                       ========      ========

See accompanying notes.

                          Interpore International, Inc.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1998
                                   (unaudited)


1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Interpore International, Inc. (the "Company") is a medical device company that operates in one business segment: the design, manufacture and marketing of synthetic bone and tissue products and spinal implant devices. The Company distributes these products in the United States and internationally.

2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Interpore International, Inc. (the "Company") without audit, pursuant to Securities and Exchange Commission regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position at September 30, 1998 and the results of operations and cash flows for the three month and nine month periods ended September 30, 1998 and 1997.

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries, including Interpore Orthopaedics, Inc., Interpore Cross International, Inc. and Cross Medical Products, Inc. ("Cross"), after elimination of all significant intercompany transactions.

The results of operations and cash flows for the three month and nine month periods ended September 30, 1998 are not necessarily indicative of results to be expected for the full year.

These consolidated financial statements should be read in conjunction with the financial statements included in the Company's and Cross' Annual Reports on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission.

3.  INVENTORIES

Inventories are stated at the lower of average cost or market. Inventories are comprised of the following (in thousands):

                                           September 30,  December 31,
                                               1998           1997
                                           -------------  ------------

    Raw materials                             $   663       $   737
    Work-in-process                               197           227
    Finished goods                             11,213         9,410
                                              -------       -------
                                              $12,073       $10,374
                                              =======       =======

4.  CONTINGENCIES

The Company's subsidiary, Cross Medical Products, Inc. ("Cross") and other spinal implant manufacturers were named as defendants in various purported class action products liability lawsuits alleging that the plaintiffs were injured by spinal implants supplied by Cross and others. All such lawsuits were consolidated for pretrial proceedings in the Federal District Court for the Eastern District of Pennsylvania and, on February 22, 1995, class certification was denied. The federal court lawsuits will remain coordinated for further pretrial purposes, but are individual lawsuits. In response to the denial of class certification, a large number of additional individual lawsuits have been filed alleging, in addition to damages from spinal implants, a conspiracy among manufacturers, physicians and other spinal implant industry members to defraud the public and market products without the proper regulatory approvals. Cross was named as a defendant, among others, in over 750 such lawsuits. In approximately 230 of these cases, which involved products manufactured by Acromed, another spinal implant manufacturer, Cross has been dismissed as a defendant. In addition, Cross has recently been dismissed as a defendant from approximately 38 additional cases. Of the remaining cases, approximately six involve products manufactured by Cross, in which cases the Company is vigorously defending itself. Cross cannot estimate precisely at this time the number of such lawsuits that may eventually be filed. Most of the lawsuits are pending in federal courts and are in preliminary stages. The Federal District Court recently dismissed certain claims regarding conspiracy to violate certain federal regulations, a decision which is currently being appealed to the Court of Appeals of the Third Circuit. The plaintiffs have withdrawn their other claims pending resolution of this appeal. Discovery proceedings, including the taking of depositions, have commenced in certain of the lawsuits. Plaintiffs in these cases typically seek relief in the form of monetary damages, often in unspecified amounts. While the aggregate monetary damages eventually sought in all of such individual actions is substantial and exceeds the limits of the Company's products liability insurance policies, the Company believes that it has affirmative defenses, including, without limitation, preemption, and that these individual lawsuits are otherwise without merit.

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

In addition to the above, the nature of the Company's business subjects it to products liability and various other legal proceedings from time to time. At September 30, the Company was party to one business litigation. The Company has denied liability in this matter and is vigorously defending the same.

5.  LONG-TERM DEBT

Long-term debt at September 30, 1998 consists of $3,322,000 of Convertible Subordinated Debentures (the "Debentures") at 8.5% due June 1, 2003. The Debentures are convertible at any time before maturity, unless previously redeemed, into shares of the Company's common stock at a conversion price of $6.37 per share (the "Conversion Price)". Pursuant to the terms of the underlying indenture, upon the merger of Cross with the Company, Debenture holders were allowed to request redemption until June 26, 1998 at 101% of the principal amount thereof, plus accrued interest. Requests for redemption totaling $1.7 million were made, and redemption took place in July 1998. Beginning July 1, 1999 and on July 1 of each succeeding year, the Company will be obligated to redeem any Debentures tendered by June 1, 1999 or June 1 of any succeeding year, respectively, at 100% of the principal amount thereof plus accrued interest, subject to an annual limitation of $25,000 per holder and an annual aggregate limitation of $262,500. During the first nine months of 1998, $97,000 of Debentures were converted into 15,221 shares of the Company's common stock.

6.  BUSINESS COMBINATION

In February 1998, the Company entered into an agreement to merge with Cross Medical Products, Inc. ("Cross"), a publicly traded Ohio-based worldwide supplier of spinal implant systems used to treat degenerative conditions and deformities of the spine. The merger was approved by the shareholders of both companies on May 6, 1998 and became effective on May 7, 1998. Approximately 6.7 million shares of the Company's common stock were issued in exchange for all of the common stock of Cross. The merger has been accounted for as a pooling-of-interests. During the second quarter, the Company recorded merger-related expenses and restructuring charges of $3.0 million and $1.5 million, respectively. The merger-related expenses included legal, accounting and administrative costs incurred in connection with the merger of the Company and Cross. The restructuring charges were associated with the closing of the Dublin, Ohio facility and included severance benefits for employees not remaining with the Company, the write-off of fixed assets which were not being transferred to the Company's Irvine, California headquarters, and the accrual of remaining lease payments for the Dublin facility. During the third quarter of 1998, the Company recorded $381,000 of non-recurring charges related to the relocation of assets and employees from the Dublin, Ohio facility to the Irvine, California headquarters.

In February 1998, the Board of Directors of the Company approved a proposal for the Company to reincorporate from California to Delaware. The proposed reincorporation was approved by the Company's shareholders and was completed on May 6, 1998. In connection with the reincorporation, the Company's name was changed from Interpore International to Interpore International, Inc.

7.  SALE OF ASSETS

In April 1997, the Company entered into a definitive agreement for the sale of its dental implant business. In May 1997, the sale was completed, and the Company received an initial cash payment of $1.5 million. A deferred cash payment of $749,000 was received in March 1998. The transaction, including associated costs, resulted in a net charge of $617,000 in the second quarter of 1997.

8.  SALE OF RECOVERY PRODUCTS SEGMENT

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


DESCRIPTION OF BUSINESS

Interpore International, Inc. (the "Company") is a medical device company that operates in one business segment: the design, manufacte and marketing of synthetic bone and tissue products and spinal implant devices. The Company distributes these products in the United States and internationally.

SIGNIFICANT EVENTS

In February 1998, the Company entered into an agreement to merge with Cross Medical Products, Inc. ("Cross"), a publicly traded Ohio-based worldwide supplier of spinal implant systems used to treat degenerative conditions and deformities of the spine. The merger was approved by the shareholders of both companies on May 6, 1998 and became effective on May 7, 1998. Approximately 6.7 million shares of the Company's common stock were exchanged for all of the common stock of Cross. The merger has been accounted for as a pooling-of-interests.

In February 1998, the Board of Directors of the Company approved a proposal for the Company to reincorporate from California to Delaware. The proposed reincorporation was approved by the Company's shareholders and was completed on May 6, 1998. In connection with the reincorporation, the Company's name was changed from Interpore International to Interpore International, Inc.

In April 1997, the Company entered into a definitive agreement for the sale of its dental business to Steri-Oss Inc. of Yorba Linda, California. In May 1997, the sale was completed, and the Company received an initial cash payment of $1.5 million. A deferred cash payment of $749,000 was received in March 1998. As part of the transaction, the Company and Steri-Oss negotiated a distribution agreement whereby the Company manufactures and provides Interpore 200(R) Porous Hydroxyapatite Bone Void Filler ("Interpore 200") for distribution by Steri-Oss in the dental market. The transaction, including associated costs, resulted in a net charge of $617,000, which was recorded in the quarter ended June 30, 1997.

On March 12, 1997, Cross entered into an agreement to sell its recovery products segment for approximately $8.2 million in cash and the assumption of approximately $5.0 million of debt and other liabilities. The buyer also acquired 38,250 shares of the Company's common stock for $242,000.

RESULTS OF OPERATIONS

The following table presents the Company's results of operations as percentages:

                                      Three months ended                  Nine months ended
                                         September 30,                      September 30,
                                  ------------------------------    ------------------------------
                                                      Increase                          Increase
                                   1998      1997     (decrease)    1998       1997     (decrease)
                                  ------     ------   ----------    ------     ------   ----------
Net sales                         100.0%     100.0%       2.1%      100.0%     100.0%       1.5%
Cost of goods sold                 29.0%      33.2%     (10.8%)      28.0%      29.5%      (3.7%)
                                  -----      -----      -----       -----      -----      -----
    Gross profit                   71.0%      66.8%       8.6%       72.0%      70.5%       3.7%
                                  -----      -----      -----       -----      -----      -----
Operating expense:
  Research and development         12.1%      11.3%       9.7%       12.3%      10.6%      17.5%
  Selling and marketing            39.6%      36.1%      12.0%       39.1%      39.4%        .6%
  General and administrative       13.9%      14.7%      (4.0%)      14.3%      16.5%     (12.1%)
  Merger-related expenses            -          -        n/a         13.7%        -        n/a
  Restructuring charges              -          -        n/a          6.8%        -        n/a
  Non-recurring charges             5.2%        -        n/a          1.7%        -        n/a
  Loss on sale of dental business    -          -        n/a           -         2.8%      n/a
                                  -----      -----      -----       -----      -----      -----
Total operating expenses           70.8%      62.1%      16.3%       87.9%      69.3%      28.8%
                                  -----      -----      -----       -----      -----      -----
Income (loss) from operations        .2%       4.7%     (94.6%)     (15.9%)      1.2%      n/a
                                  =====      =====      =====       =====      =====      =====

Three months ended September 30, 1998 and 1997

For the quarter ended September 30, 1998, net sales of $7.3 million were $152,000 or 2.1% greater than sales of $7.2 million for the same period of 1997.

                                Three months ended
                                   September 30,           Change
                                ------------------    -----------------
                                 1998        1997     Amount       %
                                ------      ------    ------     ------
Bone biologics product sales    $3,841      $3,501    $  340      9.7%
Spinal implant product sales     3,502       3,690      (188)    (5.1%)
                                ------      ------    ------     -----
   Total sales..............    $7,343      $7,191    $  152      2.1%
                                ======      ======    ======     =====

Sales of bone biologics products, which include Pro Osteon(R) bone graft substitute material, OEM orbital implants and OEM bone graft products for the dental marketplace, increased in the quarter ended September 30, 1998 by $340,000 or 9.7% to $3.8 million compared to $3.5 million for the third quarter of 1997. This increase is attributable primarily to a $532,000 increase in Pro Osteon(R) product sales partially offset by a $192,000 decrease in OEM sales. Sales of spinal implant products, primarily the Synergy(TM) Spinal System, decreased in the quarter ended September 30, 1998 by $188,000 or 5.1% to $3.5 million compared to $3.7 million for the third quarter of 1997. While domestic sales of spinal implant products increased by 36% in the third quarter compared to the same period a year ago, this increase was more than offset by decreased international sales and instrument set revenues.

Total domestic sales for the quarter ended September 30, 1998 increased by $661,000 or 12.2% to $6.1 million from $5.4 million for the quarter ended September 30, 1997. Total international sales decreased $509,000 or 28.5% to $1.3 million in the third quarter of 1998 compared with $1.8 million for the same quarter of 1997.

The gross margins as percentages of sales for the quarters ended September 30, 1998 and 1997 were 71.0% and 66.8%, respectively. The increase primarily reflects the comparatively greater percentage of bone biologics products sales in the 1998 period which have a higher gross margin than spinal implant products. Additionally, higher margin domestic sales represented a greater portion of total sales in the 1998 quarter than in the 1997 quarter.

Total operating expenses for the quarter ended September 30, 1998 increased by $730,000 as compared to the same quarter of 1997. Excluding $381,000 of non-recurring charges related to the closing of the Company's Dublin, Ohio facility, operating expenses increased by $349,000 or 7.8%. Research and development expenses increased by 9.7% or $79,000 primarily due to increased development efforts related to the Company's spinal implant products. Selling and marketing expenses increased $312,000 or 12.0% compared to the third quarter of 1997 due primarily to commissions on incremental domestic sales. General and administrative expenses decreased by 4.0%, primarily as a result of reduced costs following the merger of the Company with Cross.

The $20,000 decrease in net interest and other income primarily relates to a reduction in interest income due to lower cash, cash equivalents and short-term investments. This decrease was partially offset by a decline in interest expense due to the redemption of $1.7 million of debentures in July 1998 and higher royalty income.

No income tax provision was recorded during the third quarter of 1998 due to the utilization of the Company's net operating loss carryforwards during the period.

Nine months ended September 30, 1998 and 1997

For the nine months ended September 30, 1998, net sales of $22.0 million were $324,000 or 1.5% greater than sales of $21.7 million for the same period of 1997.

                                Nine months ended
                                  September 30,                Change
                              --------------------       --------------------
                                1998         1997         Amount          %
                              -------      -------       -------       ------
Bone biologics product sales  $10,889      $10,520       $   369          3.5%
Spinal implant product sales   11,157        9,496         1,661         17.5%
                              -------      -------       -------       ------
   Sub-total................   22,046       20,016         2,030         10.1%
Dental product sales........        -        1,706        (1,706)      (100.0%)
                              -------      -------       -------       ------
   Total sales..............  $22,046      $21,722       $   324          1.5%
                              =======      =======       =======       ======

Sales of bone biologics products, which include Pro Osteon(R) bone graft substitute material, OEM orbital implants and OEM bone graft products for the dental marketplace, increased $369,000 or 3.5% to $10.9 million for the nine months ended September 30, 1998 compared to $10.5 million for the same period of 1997. Sales of spinal implant products, primarily the Synergy(TM) Spinal System, increased in the nine months ended September 30, 1998 by $1.7 million or 17.5% to $11.2 million compared to $9.5 million for the nine months ended September 30, 1997, primarily due to increasing market penetration of the Synergy(TM) Spinal System.

Domestic sales of bone biologics and spinal products increased by 10.8% or $1.6 million to $16.8 million for the nine months ended September 30, 1998 compared to $15.2 million for the same period of 1997. International sales increased by $393,000 or 8.1% to $5.2 million for the nine month period ended September 30, 1998 from $4.9 million for the same period of 1997.

There were no dental product sales in the nine month period ended September 30, 1998, reflecting the Company's sale of its dental business in May 1997.

The gross margin for the nine months ended September 30, 1998 improved to 72.0% from 70.5% for the same period of 1997. Revenues from spinal instrument sets, which are sold at a price approximating cost, were significantly lower in the 1998 period. Also, in 1998 domestic bone biologics dealers, which in the past purchased Pro Osteon(R) at a discount from list price, were converted into commissioned agents, effectively eliminating the discount.

Total operating expenses for the nine months ended September 30, 1998 increased by $4.3 million as compared to the same period of 1997 due to $4.9 million of merger-related expenses, restructuring charges and non-recurring charges. Excluding these charges and the 1997 loss on the sale of the dental business, total operating expenses remained relatively level between the two nine month periods. Research and development expenses increased by 17.5% or $402,000 as a result primarily of increased spinal product development efforts. Selling and marketing expenses increased slightly compared to the nine months ended September 30, 1997 due primarily to increased commissions on higher domestic sales offset by the elimination of selling and marketing expenses directly related to the dental business. General and administrative expenses decreased by $434,000 or 12.1%, primarily the result of cost reductions following the sale of the dental business and a reduction in products liability insurance costs.

The $40,000 or 10.0% decrease in net interest and other income resulted primarily from the write-off of unamortized convertible debenture issuance costs associated with the $1.7 million redemption of debentures in July 1998.

Limited income tax provisions were recorded during the nine month periods ended September 30, 1998 and 1997 due to the utilization of the Company's net operating loss carryforwards during the periods.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998 and December 31, 1997, cash, cash equivalents and short-term investments totaled $11.2 million and $16.6 million, respectively. The decrease in cash, cash equivalents and short-term investments of $5.4 million was primarily the result of the payment of $4.0 million in merger-related expenses, restructuring charges and non-recurring charges. Also, the Company expended approximately $1.7 million in July 1998 for the redemption of convertible debentures. Accordingly, total working capital decreased to $27.8 million from $31.7 million and the current ratio decreased to 7.5 from 7.7 at September 30, 1998 and December 31, 1997, respectively.

The $11.2 million total of cash, cash equivalents and short-term investments remains available to support the Company's continued investment in the development of its business, including the pursuit of regulatory approvals for additional indications for the use of Pro Osteon, development or acquisition of new bone biologic and spinal implant products, and possible acquisitions of businesses. In addition, the Company will spend additional cash in the fourth quarter for remaining merger-related expenses and restructuring activities. The Company has a $5 million revolving line of credit which expires in July 1999 and which had no amount outstanding at September 30, 1998.

The Company believes it currently possesses sufficient resources to meet the cash requirements of its operations for at least the next year.

IMPACT OF YEAR 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. If not corrected, many computer applications could fail or create erroneous results by not recognizing "00" to mean the year 2000. Interpore uses only third party software, and in its Annual Report on Form 10-K for the fiscal year ended December 31, 1997 reported on its initial assessment of software used by the company.

State of Readiness

In its initial assessment, Interpore contacted the authors of its critical software programs and determined that each was either already Year 2000 compliant or expected to be Year 2000 compliant by December 31, 1999. Currently, the Company is in the process of evaluating its remaining software as well as hardware, vendors and customers (collectively, "Elements") to determine those which it considers to be mission critical. For Elements determined to be mission critical, the Company will seek to obtain assurances of Year 2000 compliance. The assurances will be in the form of vendor or customer certifications, identification of alternatives, company-administered testing efforts, or a combination of certain assurances. The Company has no way of ensuring that mission critical vendors or customers will be Year 2000 compliant, and their inability to become compliant on a timely basis could materially impact the Company.

Costs to Address the Company's Year 2000 Issues

Through September 30, 1998, Interpore has not incurred any direct costs associated with Year 2000 issues. Certain costs associated with the consolidation of operations following the Company's recent merger with Cross resulted in obtaining software/hardware that is Year 2000 compliant. While the process of evaluating Elements is not complete, at this time, the Company does not have any reason to believe that it will need to replace any material non-compliant systems or to hire any Year 2000 solution providers. Therefore, at this time, Interpore estimates that future costs to address Year 2000 issues should not be material.

Risks of the Company's Year 2000 Issues

The SEC Rules require a reasonable description of our most reasonably likely worst case Year 2000 scenarios. The Company has yet to identify any mission critical Element that it expects to not be Year 2000 compliant. Therefore, the Company is unable to describe a most reasonably likely worst case Year 2000 scenario. In the future, as the Company completes its evaluation of mission critical Elements, it will address its ability to determine reasonably likely worst case scenarios

The Company's Contingency Plans

The Company has not yet established a contingency plan relative to Year 2000 issues. As the Company's assessment continues, it will evaluate the likely worst case scenarios and determine whether a contingency plan is feasible and cost-justified.

Certain statements in this description of Year 2000 issues are forward-looking and may involve risks and uncertainties, including, but not limited to: the ability to identify mission critical Elements, the ability to identify alternatives to mission critical Elements, estimated future costs, and probable outcomes.

Certain statements in this Quarterly Report on Form 10-Q are forward-looking and may involve risks and uncertainties, including, but not limited to: risks that the bone biologics and spinal systems businesses cannot be successfully or timely integrated; product demand, competition and market acceptance risks; risks related to product liability and other litigation; risks related to the development of future products and the successful completion of clinical studies; risk that the company will not receive regulatory approval of new products; and the impact of competitive products. Additional information on factors that could affect the Company's reports filed from time to time with the Securities and Exchange Commissions.

PART II -      OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

The Company's subsidiary, Cross Medical Products, Inc. ("Cross") and other spinal implant manufacturers were named as defendants in various purported class action products liability lawsuits alleging that the plaintiffs were injured by spinal implants supplied by Cross and others. All such lawsuits were consolidated for pretrial proceedings in the Federal District Court for the Eastern District of Pennsylvania and, on February 22, 1995, class certification was denied. The federal court lawsuits will remain coordinated for further pretrial purposes, but are individual lawsuits. In response to the denial of class certification, a large number of additional individual lawsuits have been filed alleging, in addition to damages from spinal implants, a conspiracy among manufacturers, physicians and other spinal implant industry members to defraud the public and market products without the proper regulatory approvals. Cross was named as a defendant, among others, in over 750 such lawsuits. In approximately 230 of these cases, which involved products manufactured by Acromed, another spinal implant manufacturer, Cross has been dismissed as a defendant. In addition, Cross has recently been dismissed as a defendant from approximately 38 additional cases. Of the remaining cases, approximately six involve products manufactured by Cross, in which cases the Company is vigorously defending itself. Cross cannot estimate precisely at this time the number of such lawsuits that may eventually be filed. Most of the lawsuits are pending in federal courts and are in preliminary stages. The Federal District Court recently dismissed certain claims regarding conspiracy to violate certain federal regulations, a decision which is currently being appealed to the Court of Appeals of the Third Circuit. The plaintiffs have withdrawn their other claims pending resolution of this appeal. Discovery proceedings, including the taking of depositions, have commenced in certain of the lawsuits. Plaintiffs in these cases typically seek relief in the form of monetary damages, often in unspecified amounts. While the aggregate monetary damages eventually sought in all of such individual actions is substantial and exceeds the limits of the Company's products liability insurance policies, the Company believes that it has affirmative defenses, including, without limitation, preemption, and that these individual lawsuits are otherwise without merit.

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

        In addition to the above, the nature of the Company's business subjects it to products liability and various other legal proceedings from time to time. At September 30, the Company was party to one business litigation. The Company has denied liability in this matter and is vigorously defending the same.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

        a.     Exhibits.

               Reference is made to the Exhibit Index on Page 18 hereof.

        b.     Reports on Form 8-K.

               No reports on Form 8-K were filed during the fiscal quarter ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:    November 10, 1998             INTERPORE INTERNATIONAL, INC.



                                       By: /s/ David C. Mercer
                                           -------------------------------------
                                           David C. Mercer,
                                           Chairman and Chief Executive Officer



                                       By: /s/ Richard L. Harrison
                                           -------------------------------------
                                           Richard L. Harrison
                                           Sr. Vice President and
                                           Chief Financial Officer

                                  EXHIBIT INDEX



  Exhibit
  Number                           Description
  -------                          -----------
   3.01         Certificate of Incorporation of Interpore Delaware, Inc.(6)

   3.02         Bylaws of Registrant(6)

  10.01         Revised License Agreement dated March 12, 1984, between
                Registrant and Research Corporation Technologies, Inc., as amended by a First Amendment dated December 7, 1984, and as further amended by a Fourth Amendment dated July 22, 1988(1)

  10.02         Single Tenant Lease dated July 25, 1991 between Registrant and
                The Irvine Company as amended by a Third Amendment to Lease dated December 11, 1996(5)

  10.03         Asset Purchase Agreement dated March 1, 1993 regarding sale of assets of
                Interpore Orthopaedics, Inc. to Applied Epigenetics, Inc.(1)

  10.04         Cancellation and Release Agreement dated March 1, 1993 among Registrant,
                Interpore Orthopaedics, Inc., Pfizer, Inc. and Howmedica, Inc.(1)

  10.05         Series E Preferred Stock and Common Stock Warrant Purchase Agreement dated
                December 19, 1991(1)

  10.06         Series E Preferred Stock Purchase Agreement dated October 30, 1992(1)

  10.07         Amended Schedule to Loan and Security Agreement dated August 11, 1998 among
                Registrant, Interpore Orthopaedics, Inc., Cross Medical Products, Inc. and
                Silicon Valley Bank(14)

  10.08         Amendment to the Loan Agreement dated August 11, 1998 among Registrant,
                Interpore Orthopaedics, Inc., Cross Medical Products, Inc. and Silicon Valley
                Bank(14)

  10.09         Amended and Restated Stock Option Plan dated March 19, 1991(2),
                First Amendment to the Amended and Restated Stock Option Plan, effective October 15, 1991(1); Amendment to the Amended and
                Restated Stock Option Plan dated September 17, 1994(3)

  10.10         Employee Qualified Stock Purchase Plan(2)

  10.11         1995 Stock Option Plan(2)

  10.12         Stock Option Plan for Non-Employee Directors of Interpore International(4)

  10.13         Form of Indemnification Agreement(13)



  Exhibit
  Number                           Description
  -------                          -----------
  10.14         Schedule of parties to Form of Indemnification Agreement

  10.15         Asset Purchase Agreement dated April 18, 1997 regarding sale of assets of
                Interpore Dental, Inc.(6)

  10.16 Agreement and Plan of Merger, dated as of February 11, 1998, by and among Interpore International, Buckeye International and
                Cross Medical Products, Inc. ("Cross")(8)

  10.17         Asset Purchase Agreement, dated March 12, 1997, by and among Cross, Danninger
                Healthcare, Inc. and OrthoLogic Corp.(8)

  10.18 Cross Amended and Restated 1984 Incentive Stock Option Plan, reserving 750,000 shares of Common Stock, as amended by the Board of Directors of Cross on April 2, 1992.(9)

  10.19         Cross Amended and Restated 1984 Non-Statutory Stock Option Plan, reserving
                300,000 shares of Common Stock, as amended by the Board of Directors on April
                2, 1992.(9)

  10.20         Cross 1994 Stock Option Plan, reserving 600,000 shares of Common Stock.(10)

  10.21         Indenture concerning 8.5% Convertible Subordinated Debentures by and between
                Cross and The Fifth Third Bank(7)

  10.22         Non-Competition Agreement dated September 6, 1996, between Cross and Stephen
                R. Draper.(11)

  10.23         Agreement between Dr. Edward Funk and Cross, dated February 11, 1998.(12)

  10.24         Supplemental Indenture by and between Interpore International, Inc. and Cross
                Medical Products, Inc. and The Fifth Third Bank.(14)

  10.25         Form of Employment Agreement, dated August 17, 1998, between Interpore
                International, Inc., and executive officers of the companies.

  10.26         Schedule of parties to form of Employment Agreement dated August 17, 1998.

  11.01         Computations of Net Income per Share

  27.01         Financial Data Schedule

------------------

 (1) Incorporated by reference from the Company's Registration Statement on Form S-1, Registration No. 33-69872.

 (2) Incorporated by reference from the Company's Proxy Statement for the Company's 1994 Annual Meeting of Shareholders.

 (3) Incorporated by reference from the Company's Registration Statement on Form S-8, Registration No. 33-86290.

 (4) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

 (5) Incorporated by reference from the Company's Current Report on Form 8-K dated February 11, 1998.

 (6) Incorporated by reference from the Company's Registration Statement on Form S-4, Registration No. 333-49487.

 (7) Incorporated by reference from the Cross Registration Statement on Form S-2 filed April 4, 1996.

 (8) Incorporated by reference from the Cross Annual Report on Form 10-K for the year ended December 31, 1996.

 (9) Incorporated by reference from the Cross Annual Report on Form 10-K for the year ended December 31, 1992.

(10)   Incorporated by reference from the Cross Form 10 filed August 12, 1994.

(11) Incorporated by reference from the Cross Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996.

(12) Incorporated by reference from the Cross Annual Report on Form 10-K for the year ended December 31, 1997.

(13) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.

(14) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.