Form 10-K
period 1998-12-31
INTERPORE INTERNATIONAL /CA/
filed 1999-03-30
CIK 854093

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

                    FOR FISCAL YEAR ENDED: DECEMBER 31, 1998

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                     ON WHICH REGISTERED
            -------------------                    ---------------------
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

                               Yes  [X]    No  [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        As of March 22, 1999, the aggregate market value of voting stock of Interpore International, Inc. held by non-affiliates was $49,583,000 based upon the closing price of such stock on The Nasdaq Stock Market. The number of shares of common stock outstanding as of that date was 13,491,029.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of our Joint Proxy Statement for the 1999 Annual Meeting of Shareholders of Interpore International, Inc. are incorporated by this reference into Part III as set forth herein.

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

        Interpore(R) Cross International is a medical device company that designs, manufactures and markets synthetic bone and tissue products and spinal implant devices in the United States and internationally. Our bone biologics products are comprised of Pro Osteon(R) bone graft substitute products and OEM hydroxyapatite products. In the spine products category, we offer the Synergy(TM) Spinal System, which is used to achieve spine fusions in patients suffering from degenerative conditions and deformities of the spine.

RECENT DEVELOPMENTS

        In February 1998, we entered into an agreement to merge with Cross Medical Products, Inc. ("Cross"), a publicly traded Ohio-based worldwide supplier of spinal implant systems used to treat degenerative conditions and deformities of the spine. The stockholders of both companies approved the merger on May 6, 1998 and Cross was merged with one of our subsidiaries on May 7, 1998. Stockholders of Cross received 1.275 shares of our common stock for each share of issued and outstanding Cross common stock. Accordingly, we exchanged approximately 6.7 million shares of our common stock for all of the common stock of Cross. We accounted for the merger as a pooling-of-interests.

        In February 1998, our Board of Directors approved a proposal for Interpore Cross to reincorporate from California to Delaware. The proposed reincorporation was approved by our stockholders and was completed on May 6, 1998. We are incorporated under the name of Interpore International, Inc., however, following the merger we began doing business as Interpore Cross International.

BUSINESS STRATEGY

        Our merger with Cross created a medical device company with a unique combination of spinal and bone graft technologies and with an expanded product portfolio and combined distribution channels specifically addressing the spine/orthopaedic market. Our combined product portfolio addresses two of the fastest growing areas in this market - biomaterials and spinal implants. Virtually all spine fusion procedures require the use of a bone graft, and our complimentary product portfolio allows us to provide the spine surgeon with most of the products needed in a spinal fusion surgery. Our strategy is to capture an increasing share of these markets by leveraging the distribution channels which both companies brought to the merger and by developing new products through our combined biologic and implant design capabilities. In the future, we hope to develop and commercialize biologic spinal implant devices that ultimately are completely replaced by natural bone and that contain growth factors which cause bone to grow more completely and quickly.

MARKET OVERVIEW

        The market for bone graft materials and spinal implants is significant, and is estimated to approximate $1 billion per year worldwide.

        The number of bone graft procedures performed annually in the United States is estimated to exceed 500,000. This includes a wide variety of procedures, with approximately 53% of the procedures in the spine, 33% in other orthopaedic procedures, and about 14% in maxillofacial applications. There are currently three major categories of bone grafts: autograft, allograft, and bone graft substitutes. In an autograft procedure, bone material is harvested from another part of the patient's skeleton and grafted to the site of the bone deficit. This second surgical procedure, harvesting the patient's own bone, increases total operating time and expense, and can lead to complications such as infection, chronic pain, deformity and excess blood loss. When an autograft is not feasible or desirable, allograft bone, obtained from a cadaver, can be used. While allograft bone is available from numerous bone banks, its use carries the risks of implant rejection and transmission of infectious agents such as hepatitis and

HIV. Also, allograft bone is not always readily available due to the storage, processing and donor screening required. The third bone graft option is the use of a bone graft substitute such as our Pro Osteon(R). We estimate that approximately 53% of the U.S. bone graft procedures are autograft procedures, 24% are allografts, and 23% are bone graft substitutes.

        The number of spinal fusion procedures performed annually in the United States is estimated to exceed 300,000. Spinal implant devices are used by surgeons to obtain fusion of vertebrae in areas of the spine affected by degenerative diseases, deformities, trauma and tumors. Spinal implants are used to restore the natural anatomy and stabilize the spine while fusion occurs, and They assist in preventing the bone graft material from collapsing or migrating. We estimate that approximately 35% of the spinal fusion procedures are performed in the cervical (upper) spine, approximately 53% are performed in the lumbar (lower) spine, and approximately 12% are performed in the thoracic (middle) spine. Our current spinal implants address the lumbar and thoracic regions of the spine.

PRODUCTS

        Our products fall into two categories: bone biologics and spinal implants.

Bone Biologics Products

        Our bone biologics products are comprised of coralline-based bone graft substitute products, OEM hydroxyapatite products, and products for collecting growth factors to encourage bone growth. Our bone graft substitute and OEM hydroxyapatite products are derived from coral using a proprietary manufacturing process. See "Proprietary Rights" Under this process, the exoskeleton of marine coral, which is made of calcium carbonate, is either partially or fully converted to calcium phosphate. These biocompatible materials have interconnected porosity, architecture and chemical composition similar to that of human bone, and facilitate bone and tissue ingrowth. When blocks or granules of these products are placed in a bone defect, they provide a lattice for the patient's own bone to grow through and heal. Bone biologics products include:
Pro Osteon 500 Porous Bone Graft Substitute ("Pro Osteon 500"), Pro Osteon 200 Porous Bone Graft Substitute ("Pro Osteon 200"), Pro Osteon 500R Resorbable Bone Graft Substitute ("Pro Osteon 500R"), Interpore 200(R) Porous Hydroxyapatite Bone Void Filler ("Interpore 200"), orbital implants and AGF(TM) ("Autologous Growth Factors(TM)).

        Pro Osteon 500. Pro Osteon 500 was our first and is our largest selling bone graft substitute product. It is distinguished from our other bone graft products by the size of the pores within the material. Pro Osteon 500 uses a specific genera of coral that results in an average nominal pore size of 500 microns, approximately the same as human cancellous bone. At the time it received a PMA ("Premarket Approval") from the U.S. Food and Drug Administration ("FDA") in October 1992, Pro Osteon 500 was the first commercially available bone graft substitute for orthopaedic applications in the United States. In clinical studies, the use of Pro Osteon 500 was demonstrated, radiographically and clinically, to have healing and complication rates comparable to autograft procedures. We are is not aware of any material unfavorable results in the clinical studies for Pro Osteon 500. Pro Osteon 500 is available in granular forms and a wide variety of block configurations up to 30 cubic centimeters ("cc's") in total volume. With approximately $700 of material used in an average procedure, Pro Osteon 500 provides an attractive alternative to autograft and allograft bone graft materials. The FDA approved indication is for treatment of certain metaphyseal defects as well as cysts and tumors in long bones. Outside the United States, Pro Osteon 500 is approved for a very broad range of bone graft applications.

        Pro Osteon 200 and Interpore 200. Pro Osteon 200 and Interpore 200 are derived from a specific genera of coral that results in an average nominal pore size of 200 microns, thus is slightly stronger and more dense than Pro Osteon
500. It is available in granular forms and a wide variety of block configurations up to 15 cc's in total volume. In the United States, Pro Osteon 200 and Interpore 200 are approved for use in oral surgery, periodontal defects, craniofacial and orthognathic indications. Outside the United States, Pro Osteon 200 and Interpore 200 are approved for a very broad range of bone grafting applications. Pro Osteon 200 is distributed by our domestic and international sales organizations. Interpore 200 is distributed on an OEM basis by a single customer under an exclusive distribution agreement.

        Pro Osteon 500R. Pro Osteon 500R bone graft substitute is similar to Pro Osteon 500, but it is resorbable, which means that it is completely replaced by the patient's own bone. Pro Osteon 500R substantially resorbs within six months. In many cases surgeons prefer that the bone graft substitute completely resorb because they can better assess bone growth on x-rays. Also, many surgeons believe that complete resorption improves biomechanical properties of the bone graft area. We manufacture Pro Osteon 500R under a patented, modified version of our manufacturing process in which conversion is interrupted before the material is completely converted, yielding a composite of calcium carbonate and calcium phosphate. The final product is composed primarily of calcium carbonate, the more rapidly resorbing of the two materials, which is covered throughout the interconnected porosity by a thin layer of calcium phosphate, the slower resorbing of the two materials. The thin layer of calcium phosphate resorbs slowly, allowing sufficient time for bony ingrowth, and once the calcium phosphate layer is partially resorbed, the inner composition of calcium carbonate resorbs much more quickly. Pro Osteon 500R is approved for a very broad range of bone graft applications, including use in spinal procedures, both in the U.S. and internationally. We expect that eventually Pro Osteon 500R will become our largest selling bone graft substitute product.

        Orbital Implants. Orbital implants are used to replace damaged or diseased eyes, to replace existing artificial eyes that have extruded or migrated and to replace existing artificial eyes to improve tracking and movement. Since 1989, we have manufactured orbital implants for artificial eyes using the same material found in Pro Osteon 500. We believe that these orbital implants provide a superior alternative to other artificial eyes because the implant is physically attached to the patient's soft tissue. Because of the attributes of our material, the patient typically experiences integration of the soft tissue into the orbital implant. The result is improved tracking of the artificial eye with the patient's companion eye. We manufacture this product solely on an OEM basis under a manufacturing and licensing agreement.

        AGF (Autologous Growth Factors). Autologous Growth Factors are concentrated growth factors derived from platelets in a patient's blood which are used to encourage more complete and rapid bone growth in bone grafts. We are the exclusive licensee, in the areas of bone and cartilage, of a technology that produces and concentrates these growth factors. In this process, blood from the patient is separated into different component layers using a device called a cell saver, which is routinely available in the orthopedic surgery suite. The layer of platelet-rich plasma is then processed through a proprietary filtering technology which super-concentrates the platelets and fibrinogen. The platelets release Platelet-Derived Growth Factor (PDGF) and Transforming Growth Factor Beta (TGF-(beta)). The fibrinogen converts to fibrin, which generates a gel-like material with favorable handling characteristics. The AGF can then be combined with a bone graft material, such as Pro Osteon, and implanted at the site of the bone deficit. AGF has been shown in animal studies to increase the amount of bone growth in defects. We believe that AGF provides the surgeon with the growth factors desired for faster and more complete bone graft healing that may be safer and more economical than synthetic growth factors being developed by other companies.

        In the fourth quarter of 1998, we received 510(k) marketing clearance from the FDA for the two key products used to collect AGF, the UltraConcentrator(TM) Permeability Hemodialyzer and the Automated Processor. We had limited sales of these products to specific evaluation centers in 1998. We plan to commercially introduce AGF in the second quarter of 1999.

Spinal Implant Products

        Synergy Spinal Implant System. The Synergy Spinal Implant System consists of rods, hooks and screws that are attached to vertebrae adjacent to an injured or defective area of the spine. The surgeon restores the natural anatomy and the system stabilizes the patient's spine while fusion of two or more vertebrae occurs. A bone graft material is typically used in a spine fusion surgery, and the implanted spine system helps to prevent the bone graft material from collapsing or migrating during fusion. The Synergy System is a "universal" implant system that allows surgeons to treat both the thoracic (middle) and lumbar (lower) portions of the spine, making it applicable to approximately 65% of the instrumented spinal fusion surgeries performed in the United States. The Synergy System is flexible, strong and easy for surgeons to use. It does not demand that surgeons follow a single surgical protocol, rather, it provides several options. Implants come in various sizes and types to meet the surgeon's preferences and the patient's anatomy, providing a secure anatomic fit for virtually any pathology. The Synergy

System features unique implant locking mechanism designs that, combined with the use of nitrogen-strengthened stainless steel or titanium, allow surgeons to assemble constructs of exceptional strength while keeping the profile extremely low. Titanium implant systems are preferred in many foreign markets and are being used increasingly in the United States because titanium allows magnetic resonance imaging ("MRI") of the spinal area. The Synergy System was engineered to be easy for surgeons to use, reducing surgical time and requiring less manipulation. The screws and hooks are top tightening, the rods do not require pre-loading of additional components, and all implants allow for free rod rotation. The implants can be used in both anterior and posterior applications, and are available in two sizes for adults and for children.

        In 1992, we formed the Synergy System Advisors, a group of prominent spine surgeons, that assisted in the development of the Synergy Spinal System. We have agreements with the advisors under which we pay royalties ranging from 6.5% to 8% of net revenues generated from the sale of certain products within the Synergy Spinal Implant System.

        See "Certain Business Considerations - We are dependent on a few products which may be rendered obsolete."

RESEARCH AND DEVELOPMENT

        Our research and development department consists of 18 full-time employees who conduct research and product development with respect to our bone biologics and spinal implant products. We also engage outside consultants and academic research facilities for assistance with our new product development and will license technology from third parties under appropriate circumstances. We plan to continue to use outside resources for product research. Our engineers also assist in the design of manufacturing improvements and support validation procedures for the FDA's requirements for Quality System Regulations ("QSR"), Good Manufacturing Practices ("GMP") and ISO 9001, the quality management system that is a regulatory requirement of the European Community. Our expenditures for research and development were $3.7 million in 1998, $3.2 million in 1997 and $2.7 million in 1996.

        New Bone Biologics Products. There are a number of companies developing bone graft materials that would compete with Pro Osteon. However, we believe that significant revenue growth in this market requires the development of products that stimulate or accelerate the growth of bone. In addition to AGF, we are investigating the development of a recombinant human bone morphogenetic fusion protein. The fusion protein is a growth factor that can be attached specifically to Pro Osteon. This is a collaboration with university-based consultants in molecular engineering and biochemistry. The studies are being conducted at a leading research institute. The material is currently being evaluated in animal studies, and initial results have been encouraging. The inventors have applied for patent protection and have licensed rights to us. If successful in preclinical studies, this product would require FDA approval of an Investigational Device Exemption ("IDE") involving human clinical studies, and therefore we can give no assurance concerning when or whether FDA approval to market these products will be received.

        Also in this area, Pro Osteon is being evaluated with a purified bone protein derived from cows. This protein is manufactured by a strategic partner. The strategic partner is currently testing the material in combination with Pro Osteon in preclinical animal studies. This project would also require an IDE for human clinical studies.

        In addition to these projects, we are also reviving previous development efforts for a polymer-reinforced Pro Osteon material. Increasing the strength of our resorbable version of Pro Osteon in various configurations, combined with AGF, holds much promise for potential use as a natural, resorbable alternative to titanium and composite intervertebral cages currently available in the market. Such a product would likely require an IDE for human clinical studies, and therefore would be several years from the market, if developed at all.

        New Spinal Implant Products. We are developing improvements to our existing Synergy Spinal Implant System, as well as new products in the cervical spine area which would make the Synergy System applicable to virtually all spinal fusion procedures. We expect to apply for a Humanitarian Use Designation ("HUD") and a

Humanitarian Device Exemption ("HDE") for a titanium spine cage used for a corpectomy, which is the removal of an entire vertebra due to a tumor. Use of this device pursuant to the HDE would be limited to a maximum of 4,000 procedures per year. Other products under development include an intervertebral cage and an adjustable length rod for our Synergy Spinal Implant System.

        Other New Products. In August 1998, we received FDA 510(k) clearance to market a bone plate system. The uniquely designed bone plates can be contoured, allow screw placement at various angles to insure best fit, and feature screw holes which can be adjusted. The plates are made of titanium, which provides for MRI and CT (computer-aided tomography) compatibility. The approved indication is for the treatment of internal fixation of pelvic fractures. We expect to launch this new product in 1999.

CUSTOMERS, SALES AND MARKETING

        The decision to use our products is made by the orthopaedic surgeon or the neurosurgeon. We direct our domestic marketing efforts to the approximately 14,000 practicing orthopaedic surgeons in the United States in private practice, hospitals and orthopaedic treatment centers. Of the 14,000 practicing orthopaedic surgeons, there are approximately 2,000 fellowship trained spine surgeons. In addition to the orthopaedic surgeons, we estimate that there are approximately 1,000 neurosurgeons performing instrumented spine fusion procedures.

        Our domestic sales organization consists of a combination of direct sales representatives and independent agents. Direct sales representatives are employees while agents are independent contractors. There are currently 22 direct sales representatives and 35 independent agent organizations. We invoice the customer directly, generally at list prices, and pay commissions to the direct sales representatives and agents. See "Certain Business Considerations - Possible Denial of Third Party Reimbursement." We provide consignment inventories to our direct sales representatives, agents and hospitals. A Vice President of North American Sales and four division managers manage the domestic sales organization. We select these direct sales representatives and agent organizations for their expertise in spinal implant, orthopaedic or medical device sales, their reputation with the surgeon community and their sales coverage within a geographic area. Each direct sales representative and agent organization is given an exclusive sales territory for some or all of our products and is subject to periodic performance reviews and sales and product training. See "Certain Business Considerations - Risks Related to Conversion of Sales and Marketing Forces."

        Outside of the United States, we distribute products through independent distributors. We have a Director of International Sales and two international sales managers and have established distribution arrangements with 53 distributors in 43 countries. Our international sales represented approximately 23% of sales in 1998, 24% of sales in 1997 and 22% of sales in 1996. See "Government Regulation" and "Certain Business Considerations - Dependence on Foreign Markets."

        In order to improve shipping efficiencies and service to our international customers, in January 1998, we entered into an agreement with a contract warehouse in the Netherlands to ship Pro Osteon products to customers in countries outside of North America.

        We participate in numerous professional meetings including the American Academy of Orthopaedic Surgeons Meeting, the North American Spine Society Meeting and the Annual Meeting of the Orthopaedic Trauma Association. We also participate in scientific presentations and professional seminars at hospitals.

RAW MATERIALS AND MANUFACTURING

        Coral is the primary raw material used to manufacture our bone graft substitute products. The coral used in our products is sourced from two genera located in a wide variety of geographic locations. We presently harvest coral in tropical areas of the Pacific and Indian Oceans. We believe we have an adequate supply of coral for the foreseeable future. Coral is covered under an international treaty entitled Convention on International Trade of Endangered Species of Wild Fauna and Flora, which regulates the import/export of raw coral and products derived therefrom in approximately 140 nations around the world. To date, the limitations imposed by this treaty have not negatively affected our ability to source raw coral. See "--Government Regulation" and "Certain Business Considerations - Dependence on Suppliers."

        The manufacturing process for our bone graft substitute products involves coral qualification and cutting, hydrothermal conversion, testing, packaging and sterilization of the product, all of which, with the exception of sterilization, are performed at our facilities. In the hydrothermal exchange process, a chemical reaction is initiated whereby the calcium carbonate exoskeleton of the coral is partially or fully converted to calcium phosphate. This results in a biocompatible material which has interconnected porosity, architecture and chemical composition similar to that of human bone.

        Components for products used to collect AGF, which include the UltraConcentrator Permeability Hemodialyzer and the Automated Processor, are sourced from outside vendors. They are currently sole-sourced, but we believe that we could locate alternative vendors for supply of these components. Following the receipt of product at our facility, we conduct inspection, some assembly, packaging and labeling operations. The disposable products are sterilized by contract sterilization vendors.

        Implantable grade stainless steel and titanium bar stocks are the primary raw material used to manufacture our spinal implants. We purchase and inventory these materials, which are available from several sources and currently have a purchase order lead time of approximately two months, so that we can best control the quality and consistency of material used to manufacture our spinal implant products. We re-sell the raw material to our contracted outside vendors for the manufacture of our spinal implants based on our specifications. Following the receipt of product at our facility, we conduct inspection, packaging and labeling operations. Our spinal implant products are distributed in a non-sterile condition, which is customary in the spinal implant market. See "-- Government Regulation."

COMPETITION

        Orthopaedic Bone Graft Substitute Market. Our synthetic bone products compete with natural bone obtained from autograft procedures, cadaver bone obtained from allografts and with other synthetic bone products. Autograft and allograft bone have been used for graft material for a much longer period of time than synthetic bone graft materials, and in order to maintain and increase our future sales of Pro Osteon, we will have to continue to demonstrate to the medical community the surgical and patient advantages, safety, efficacy, cost effectiveness and clinical results of Pro Osteon. We estimate that synthetic bone products, including demineralized cadaver bone, currently account for approximately 23% of the total U.S. bone graft procedures. Competitive synthetic bone products include: Grafton(R) demineralized bone products from Osteotech, OsteoSet(TM) calcium sulfate from Wright Medical Technology, DynaGraft demineralized bone products from GenSci Regeneration Technologies, Norian SRS from Norian, as well as other synthetic bone products used in non-orthopaedic applications. Several other companies are pursuing additional synthetic bone graft materials for orthopaedic applications which could ultimately compete with Pro Osteon in the United States.

        Growth Factors. There is significant development activity ongoing that, if successful, would potentially produce products competitive with our AGF system. Genetics Institute, Inc. has a recombinant human bone morphogenetic protein (rhBMP-2) in human clinical studies. Creative Biomolecules also has a recombinant human bone morphogenetic protein (OP-1), which is in human clinical studies under an FDA-approved IDE. Sulzer Orthopedics Biologics, a subsidiary of SulzerMedica of Switzerland, has an extract of bovine (cow)-derived bone growth protein that is in preclinical animal studies and may be in clinical evaluation.

        Spinal Implant Market. Many companies compete in the spinal implant market and competition is intense. We believe that our largest competitors in the United States offering spinal implants are Sofamor Danek Group, Inc., a subsidiary of Medtronic, and Acromed, Inc., a subsidiary of DePuy, each of which has substantially greater sales and financial resources. We also compete with many other companies that offer similar products. Other companies have developed and are marketing products based on technologies that are different from ours, including spinal fusion cages, spinal implants designed to be used with minimally invasive or laparoscopic surgery, and allograft bone dowels.

        We compete in all of our markets primarily on the basis of product performance and price, as well as customer loyalty and service. See "Certain Business Considerations - Rapid Technological Change and Intense Competition."

GOVERNMENT REGULATION

        Our products are regulated by the FDA under the federal Food, Drug and Cosmetic Act, as well as other federal, state and local governmental authorities and similar regulatory agencies in other countries. The FDA permits commercial distribution of a new medical device only after the FDA has cleared a 510(k) premarket notification or has approved a Premarket Approval application for such medical device. In general, the FDA will clear marketing of a medical device through the 510(k) premarket notification process if it is demonstrated that the new product is substantially equivalent (in terms of safety, efficacy and intended use) to certain 510(k) cleared products which are already commercially available and legally sold on the market.

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

        In October 1992, we received FDA approval to market Pro Osteon 500 for certain defects in the wide part of long bones. We subsequently received FDA approval to market it in granular forms and a wide variety of block configurations up to 30 cc's in total volume, and for additional indications including the treatment of cysts and tumors in long bones. Our Pro Osteon 200 and Interpore 200 were cleared for marketing for certain oral surgery, periodontal defects, craniofacial and orthognathic indications through 510(k) premarket notifications. Orbital implants were also cleared through 510(k) notification by a third party.

        In July 1997, the FDA cleared the use of a competitive synthetic bone graft substitute product with a 510(k). Prior to clearance of this device, companies were required to obtain marketing approval from the FDA for bone graft substitutes via the PMA process. It is possible that some clearances of other bone graft substitute products may now be obtained through the less burdensome 510(k) premarket notification process. This may increase competition. In September 1998, we received a 510(k) clearance from the FDA for our Pro Osteon 500R resorbable bone graft substitute product. The approved indications include use in bony voids or gaps of the skeletal system, such as the extremities, spine and pelvis.

        In December 1998, we received FDA 510(k) clearances for the two key products used to collect AGF, the UltraConcentrator Permeability Hemodialyzer and the Automated Processor.

        Our current spinal implant devices require 510(k) marketing clearance from the FDA. We received 510(k) clearance from the FDA to market the anterior portion of the Synergy System in October 1994 and for the posterior portion of the system in July 1995. In September 1996, we developed a titanium version of the Synergy Spinal Implant System for international distribution. We received FDA marketing clearance for the anterior portion of the titanium version in October 1995 and the posterior portion in January 1997.

        We are registered as a medical device manufacturer with the FDA, with state agencies such as the Food and Drug Branch of the California Department of Health Services (the "California DHS") and with the European Community ("EC"). These agencies inspect our facilities from time to time to determine whether we are in compliance with various regulations relating to medical device manufacturing, including the FDA's QSR regulation and ISO 9001, which govern design, manufacturing, testing, quality control, sterilization and labeling of medical devices. We believe we are in compliance with the regulations established by these agencies applicable to our business. The EC Notified Body, the FDA and the California DHS have inspected our manufacturing facilities and quality assurance procedures in the past.

        With respect to our bone graft substitute products, we must also comply with the requirements of the Convention of International Trade of Endangered Species of Wild Fauna and Flora ("CITES"). This is an international agreement signed by approximately 140 nations which regulates the import and export of products which are derived from endangered wildlife. Although the coral we use is not an endangered species, all harvested coral is subject to regulation under CITES. As a result, we must register and obtain licensure from the U.S. Department of Fish and Wildlife for both the import of raw coral and the export of finished product. We maintain several years' supply of coral to minimize the risk of supply interruptions. Because each shipment of product exported outside of the United States or its possessions requires individual permitting, and also to improve shipping efficiencies and service to our international customers, we entered into an agreement with a contract warehouse in the Netherlands for the purpose of international distribution of our products. See "Certain Business Considerations - Dependence on Suppliers."

        We must also comply with registration requirements of foreign governments and with import and export regulations when distributing its products to foreign nations. Each foreign country's regulatory requirements for product approval and distribution are unique and may require the expenditure of substantial time, resources and effort to obtain and maintain approvals for marketing. In September 1995, we received approval to use the "CE" mark for our entire line of orthopaedic and oral/maxillofacial synthetic bone graft materials. We received approval to use the "CE" mark for our spinal implant systems in 1998. The CE mark indicates that the products are approved for sale within 18 countries in the EC (European Community) and EFTA (European Free Trade Association) and that we are in compliance with the ISO 9001 and EN 46001 standards which govern medical device manufacturers that are marketing products in Europe. The CE mark is now also accepted by several countries outside of the EC. See "Certain Business Considerations - FDA and Other Government Regulation."

PROPRIETARY RIGHTS

        Bone Biologics Materials. In September 1976, we were granted a license with respect to five United States patents and related foreign patents covering the technology relating to our manufacturing process. The license provided us with exclusive rights to manufacture and distribute the licensed products until expiration of the patents. The most significant patent concerned the right to manufacture a hydroxyapatite bone graft substitute material from marine coral, and it expired in December 1994. The remaining patents expired in 1997. We do not anticipate any significant impact on our business as a result of the expiration of the patents for two reasons. First, we believe the lengthy FDA approval process and our proprietary manufacturing processes would discourage a company from attempting to develop a coralline hydroxyapatite bone graft product. Second, our new resorbable Pro Osteon 500R is protected by two U.S. patents.

        We own six United States patents related to improvements on the process for manufacturing biomaterials for bone reconstruction: two of the patents relate to Pro Osteon 500R, and four of the patents relate to a non-coral based synthetically produced porous hydroxyapatite. These patents expire between 2006 and 2013.

        Spinal Implant Products. We have eight United States patents related to our spinal implant systems which expire between 2006 and 2014. We have been granted licenses on two additional United States patents. These patents and licenses concern various aspects of the Synergy Implant System including the bone anchor, the rod/anchor interface, instrumentation and transverse connectors.

        Patents and Personnel. As part of our ongoing research, development and manufacturing activities, we have a policy of seeking patent protection. Patents relating to particular products, uses or procedures, however, do not preclude other manufacturers from employing alternative processes or from successfully marketing substitute products. We believe that although patents often are necessary to protect our technology and products, the lengthy FDA approval process and certain manufacturing processes are more significant barriers to entry. Moreover, much of the proprietary technology and manufacturing processes developed by us reside in our key scientific and technical personnel and such technology and processes are not easily transferable to other scientific and technical personnel. The loss of the services of key scientific, technical and manufacturing personnel could have a material adverse effect on our business and results of operations. See "Certain Business Considerations - Challenges to Patents and Proprietary Rights."

        Trademarks. Our trademarks include "Interpore(R)," "Cross Medical(R)," "Cross(R)," "Pro Osteon(R)," "Pro Osteon 500R(R)," "Interpore 200(R)," "AGF(TM)," "Autologous Growth Factors(TM)," "Synergy(TM)," and "Integral(TM)."

EMPLOYEES

        As of March 1, 1999, we had 120 full-time employees, of whom 49 were engaged in marketing and sales, 27 in manufacturing, 16 in regulatory affairs and quality assurance, 10 in general administration and finance and 18 in research and development. None of these employees is represented by a union, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

CERTAIN BUSINESS CONSIDERATIONS

        This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. Actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K.

        We are dependent on a few products which may be rendered obsolete. We anticipate that most of our revenue growth in the future, if any, will come from our spinal implant products and from our bone biologics products. There can be no assurance that we will be successful in increasing our sales. Our current primary product development efforts involve a cervical version of the Synergy Spinal Implant System, a spinal implant cage and resorbable and osteoinductive bone graft materials. There can be no assurance that we will be successful in marketing our current products or in developing and marketing our new products or that a competitor will not introduce a superior product or technology that would render our products obsolete. In any event, we may not be able to produce sufficient sales to achieve profitability.

        Product Liability, Litigation and Insurance. The spinal implant industry has been historically litigious and we face an inherent business risk of financial exposure to product liability claims. Since our spinal products are often permanently implanted in the human body, manufacturing errors or design defects could result in injury or death to the patient, and could result in a recall of the our products and substantial monetary damages. Prior to the merger, Cross had been named as a defendant in approximately 797 cases alleging principally that it participated in an industry-wide conspiracy to market pedicle screw implants, although none of the remaining lawsuits involve any of our products. We anticipate that additional similar suits will be filed in the future. We cannot assure you that we will not experience losses to the extent that our insurance coverage is not adequate to cover the cost of defending these and similar suits that may be filed in the future or the cost of settling such claims or paying any adverse judgments. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. See "Legal Proceedings."

        Challenges to Patents and Proprietary Rights. We rely on a combination of patents, trade secrets and nondisclosure agreements to protect our proprietary intellectual property. There can be no assurance that pending patent applications will result in issued patents, that patents issued to or licensed by us will not be challenged or circumvented by competitors or that such patents will be found to be valid or sufficiently broad to protect our technology or to provide us with any competitive advantage. Third parties could also obtain patents that may require licensing for the conduct of our business, and there can be no assurance that the required licenses would be available. We also rely on confidentiality agreements with certain employees, consultants and other parties to protect, in part, trade secrets and other proprietary technology. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets and proprietary knowledge. See "Proprietary Rights."

        Rapid Technological Change and Intense Competition. We compete with many companies, some of which have access to greater financial and other resources. Furthermore, the medical device market is characterized by intense development efforts and rapidly advancing technology. Our present and future products could be rendered obsolete or uneconomical by technological advances by one or more of our current or future competitors or by alternative therapies such as drugs. Our success will depend, in large part, upon our ability to anticipate and keep pace with such advances. Competitive market forces may also adversely affect the prices at which we sell our products. In order to increase our future sales of bone biologics and spinal implant products, we will have to continue to demonstrate to the medical community the surgical and patient advantages, safety, efficacy and cost effectiveness. See "Competition."

        Possible Denial of Third-Party Reimbursement. Our products are purchased by hospitals, doctors and other health care providers who are reimbursed for the health care services provided to their patients by third-party payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care programs. These third-party payors may deny reimbursement if they should determine that a device used in a procedure was not used in accordance with cost-effective treatment methods, as determined by such third-party payor, or was used for an unapproved indication. Also, third-party payors are increasingly challenging the prices charged for medical products and services. There can be no assurance that our products will be considered cost-effective by third-party payors, that reimbursement will be available or, if available, that the third-party payors' reimbursement policies will not adversely affect our ability to sell our products profitably.

        Risks related to Conversion of Sales and Marketing Forces. We have recently made significant changes to our domestic distribution channels for the sale of our products. We have terminated certain under-performing direct sales representatives and independent agents, replacing them with new direct sales representatives and independent agents. Once the merger was completed, Interpore's and Cross' product portfolios were combined, and as a result we found that we could attract independent agents that desired our complementary product portfolio and that possessed strong surgeon relationships, an important factor for competing in this industry. Therefore, we expect to increase our use of independent agents for the domestic distribution of both bone biologics and spine products. Independent commissioned sales agents typically market other medical devices for a variety of manufacturers. There can be no assurance that we will be able to develop an effective distribution network or that our sales force will be able to successfully sell our products.

         FDA and Other Governmental Regulation. The medical devices we manufacture and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory approvals to market a medical device, particularly from the FDA, can be costly and time-consuming, and there can be no assurance that such approvals will be granted on a timely basis, if at all. The regulatory process may delay the marketing of new products for lengthy periods and impose substantial additional costs or it may prevent the introduction of new products altogether. Moreover, foreign governmental authorities have become increasingly stringent and we may be subject to more rigorous regulation by foreign governmental authorities in the future. All products and manufacturing facilities are subject to continual review and periodic inspection by the FDA. The discovery of previously unknown problems with our company or our products or facilities may result in product labeling restrictions, recall, or withdrawal of the products from the market. In addition, the FDA actively enforces regulations prohibiting the promotion of medical devices for unapproved indications. We prohibit off-label promotion of our products. Material violation of such regulations could lead to the imposition of injunctions, suspensions or loss of regulatory approvals, product recalls, termination of distribution, or product seizures. In the most egregious cases, criminal sanctions or closure of our manufacturing facility are possible.

        Dependence on Suppliers. We do not manufacture the components for our spinal implants and instruments or our products used to collect AGF and we are dependent upon several suppliers for the production of such components. In the event that we are unable to obtain components, or obtain such components on commercially reasonable terms, we may not be able to manufacture or distribute our products on a timely and competitive basis, or at all. We must comply with the requirements of the Convention of International Trade of Endangered Species of Wild Fauna and Flora ("CITES"). As a result, we must register and obtain licensure from the U.S. Department of Fish and Wildlife for both the import of raw coral and the export of finished product. In the future, regulations could make the import or export of coral or coral-derived products prohibitive and could interrupt our ability to supply product. We cannot assure you that our supply of raw coral is sufficient, that we will be able to obtain sufficient quantities of coral in the future or that future regulations will not prohibit its use altogether.

        Dependence on Foreign Markets. A substantial portion of our net revenue is generated from outside North America. We expect that such sales will continue to account for a significant portion of our net revenue in the future. Our international operations are subject to other inherent risks, including the following:

    -   fluctuations in currency exchange rates;

    -   regulatory and product approval requirements;

    -   tariffs and other trade barriers;

    - greater difficulty in accounts receivable collection and longer collection periods;

    -   reimbursement approvals (both government and private);

    - difficulties and costs of staffing and managing foreign operations and distributors; o potentially adverse tax consequences;

    - reduced protection for intellectual property rights in some countries, including restrictions on repatriation of earnings;

    -   burdens of complying with a wide variety of foreign laws;

    -   the impact of recessions in economies outside the United States;

    -   political and economic instability; and

    - seasonal reductions in business activity during the summer months in Europe and other parts of the world.

        If we fail to successfully market and sell our products in international markets, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

        Volatility of Market Price. Market prices for securities of small-cap biomaterials and medical device companies have historically been highly volatile. Our quarterly operating results, the announcement of our technological innovations or new products, governmental regulation, timing of regulatory approvals, developments related to our patents or proprietary rights, or publicity regarding actual or potential malfunctions or regarding our competitors' products may cause the market price of our common stock to fluctuate substantially.

        Year 2000 Risk. The Year 2000 compliance issue results from the inability of systems that utilize computer programs to differentiate between the year 1900 and the year 2000. The Year 2000 issue not only affects computer hardware and software, but also can affect equipment used in our operations, and extends to the systems of outside suppliers and customers, upon which we rely. Failure to address the Year 2000 issue on a timely basis, or at all, for critical programs used by us could result in system failures or miscalculations, which could have material adverse effect on our business, results of operations, financial condition, and cash flows.

ITEM 2. PROPERTIES

        We lease a 36,830 square foot facility in Irvine, California. This facility was approved in March 1994 by the FDA for the manufacture of Pro Osteon. The average annual lease expense over the ten year term of the lease, which expires January 31, 2003, is $387,000. The lease provides a right to extend the term for an additional five years at the fair market lease rate of the facility on the extension date, but not less than the rate we paid during the month immediately preceding the commencement of the extension period. We also lease a 2,700 square foot facility in Santa Ana, California to provide additional warehousing, an 1,800 square foot prototype machine shop in Irvine, California and a sales office with approximately 200 square feet in Miami, Florida. We believe the facilities will be adequate to serve our operational needs through 1999. Additional space may be needed subsequent to 1999 depending on our growth, and there can be no assurance that such space in reasonable proximity to our main facility will be available.

        We also lease a 27,680 facility in Dublin, Ohio. The lease term began on April 1, 1996 and terminates on June 1, 2001. This facility was almost entirely vacated in 1998 upon the relocation of operations to Irvine, California. We are attempting to sublease this facility.

ITEM 3. LEGAL PROCEEDINGS

        Cross and a number of other spinal implant manufacturers were named as defendants in various products liability lawsuits alleging injuries from spinal implants supplied by Cross and others. All such lawsuits were consolidated for pretrial proceedings in the Federal District Court for the Eastern District of Pennsylvania and, on February 22, 1995, class certification was denied. This forced the plaintiffs to file individual, rather than class action suits. Over 1,100 such suits were initially filed; however, Cross was dismissed from these lawsuits for failure of the plaintiffs to state a viable claim. A large number of plaintiffs filed new lawsuits against Cross and others alleging, in addition to damages from spinal implants, a conspiracy among manufacturers, physicians and other spinal implant industry members to defraud the public and market products without the proper regulatory approvals. Cross was named as a defendant, among others, in approximately 797 such lawsuits. We cannot estimate precisely the number of such lawsuits that may eventually be filed or in how many lawsuits Cross will be named as a defendant. In approximately 235 of these cases, which involved products manufactured by Acromed, another spinal implant manufacturer, Cross has been dismissed as a defendant. Cross has also been dismissed as a defendant from approximately 79 additional cases. Of the remaining conspiracy cases, none involve products manufactured by Cross.

        The conspiracy cases remain coordinated for pretrial purposes only. Plaintiffs in the conspiracy cases typically seek relief in the form of monetary damages, often in unspecified amounts. While the aggregate monetary damages eventually sought in all of such individual actions are substantial and exceed the limits of Cross' products liability insurance policies, we believe that Cross has affirmative defenses, and that these individual lawsuits are otherwise without merit.

        The lawsuits are being defended by Cross' insurance carrier, in some cases under a reservation of rights. Cross maintains claims made products liability insurance policies with $5 million of coverage both per occurrence and in the aggregate. We believe that we have adequate insurance for our businesses, however, there can be no assurance that the $5 million per policy year limit of coverage will be sufficient to cover the cost of defending all lawsuits or the payment of any amounts that may be paid in satisfaction of any settlements or judgments. Further, there can be no assurance that Cross will continue to be able to obtain sufficient amounts of products liability insurance coverage at commercially reasonable premiums. Future operating results could be materially adversely affected by the cost of defending litigation or the formal resolution of pending cases or future claims, whether or not such defense costs, cases or claims are covered by insurance.

        Aside from the conspiracy litigation, the nature of our business subjects us to products liability and various other legal proceedings from time to time. In the opinion of management, the amount of ultimate liability with respect to any known proceedings or claims, excluding the conspiracy litigation, will not materially affect our financial position or results of operations. See "Certain Business Considerations - Product Liability, Litigation and Insurance."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        Since December 20, 1993, our common stock has been quoted on The Nasdaq Stock Market under the symbol "BONZ". The common stock of Cross Medical Products was quoted on The Nasdaq Stock Market until May 7, 1998 under the symbol "CRSS". The table below sets forth the high and low sale prices for these stocks in the four quarters of 1998 and 1997 during which the stocks were quoted. Amounts shown represent actual sales transactions as reported on The Nasdaq Stock Market.

                                    Interpore                            Cross(1)
                              ---------------------                --------------------
        1998                    High           Low                  High           Low
                              -------        ------                ------        ------
        Fourth Quarter         $6.125        $2.375                  n/a           n/a
        Third Quarter           5.500         3.688                  n/a           n/a
        Second Quarter          7.750         5.000                $9.000        $5.500
        First Quarter           9.125         5.500                 9.750         7.000

        1997                   High           Low                   High           Low
                              -------        ------                ------        ------
        Fourth Quarter        $12.250        $5.500                $9.750        $7.500
        Third Quarter           9.000         4.172                 8.875         6.875
        Second Quarter          5.375         4.000                 7.380         6.000
        First Quarter           6.250         4.250                 9.125         7.250

----------

(1) Each share of Cross common stock was converted into 1.275 shares of Interpore common stock on May 7, 1998.

        On March 22, 1999, the closing sale price for our common stock as reported on The Nasdaq Stock Market was $4.938. The number of record holders of our common stock as of March 22, 1999 was 673.

        We currently do not pay any dividends on our preferred and common stock and our Board of Directors has no present intention to pay cash dividends. The Board of Directors intends to use any earnings for the development and expansion of the business.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data as of and for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 set forth below have been derived from our consolidated financial statements. Interpore International and Cross Medical Products, Inc. merged in May 1998. This merger was accounted for as a pooling-of-interest. Accordingly, data as of and for the years ended December 31, 1997, 1996, 1995 and 1994 have been restated to include the financial information of both companies.

                                                                  YEAR ENDED DECEMBER 31,
                                         ------------------------------------------------------------------------
(in thousands, except per share data)      1998            1997            1996            1995            1994
                                         --------        --------        --------        --------        --------
STATEMENT OF OPERATIONS DATA:
Net sales(1) ........................    $ 30,209        $ 28,429        $ 28,489        $ 21,194        $ 21,338
Cost of goods sold ..................       8,552           9,110(2)        9,497           6,793           7,598
                                         --------        --------        --------        --------        --------
Gross profit ........................      21,657          19,319          18,992          14,401          13,740
Total operating expenses ............      24,528(3)       20,095(1)       19,396          16,415          13,597
                                         --------        --------        --------        --------        --------
Income (loss) from operations .......      (2,871)           (776)           (404)         (2,014)            143
Total interest and other income,
  net ...............................         506             566             324             560             598
                                         --------        --------        --------        --------        --------
Income (loss) before taxes...........      (2,365)           (210)            (80)         (1,454)            741
Income tax provision (benefit).......          59          (2,119)(4)        (788)(4)      (2,050)(4)        (495)
                                         --------        --------        --------        --------        --------
Income (loss) from continuing
     operations .....................    $ (2,424)       $  1,909        $    708        $    596        $  1,236
                                         ========        ========        ========        ========        ========
Income (loss) from continuing
  operations per share:
     Basic ..........................    $   (.17)       $    .14        $    .05        $    .05        $    .10
     Diluted ........................    $   (.17)       $    .14        $    .05        $    .04        $    .09
Shares used in computing income
  (loss) from continuing
  operations per share:
     Basic ..........................      13,904          13,460          13,080          12,695          12,562
     Diluted ........................      13,904          14,111          14,530          13,478          13,566

                                                         DECEMBER 31,
                                    --------------------------------------------------------
(in thousands)                        1998        1997        1996        1995        1994
                                    --------    --------    --------    --------    --------
BALANCE SHEET DATA:
Total cash, cash equivalents
  and short-term investments ...    $  7,908    $ 16,635    $ 10,548    $ 11,629    $ 12,369
Total assets ...................      34,202      41,538      39,913      31,203      27,590
Short-term obligations .........          15          95       1,664       3,194         185
Long-term obligations ..........       3,181       5,124       5,482          85         190
Total stockholders' equity .....      26,951      31,634      24,179      22,579      20,527

----------

(1) Our dental implant business was sold in May 1997. The transaction, including associated costs, resulted in a net charge to operating expenses of $617,000 in 1997. Net sales from the dental business were approximately $1.7 million, $7.1 million, $8.1 million and $9.8 million in 1997, 1996, 1995 and 1994, respectively.

(2) In 1997, we recognized an inventory valuation adjustment of $925,000 for obsolete and slow moving inventory related to our spinal implant products.

(3) Amount includes $5.0 million of non-recurring charges related to the May 1998 merger with Cross, the subsequent restructuring associated with the closing of the Dublin, Ohio facility and the relocation of employees and assets from Dublin to Irvine, California.

(4) In fiscal years 1997, 1996 and 1995, we recognized deferred tax assets of $1.7 million, $459,000 and $1.5 million, respectively, which had previously been fully reserved in accordance with Statement of Financial Accounting Standards No. 109.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

DESCRIPTION OF BUSINESS

        Interpore International, Inc. ("Interpore Cross") designs, manufactures and markets synthetic bone and tissue products and spinal implant devices. Our merger with Cross Medical Products, Inc. ("Cross") in May 1998 has significantly increased our focus on the spine market, one of the fastest growing areas within the orthopaedic marketplace. We report our sales in two product categories: bone biologics and spinal products.

        Bone biologics are comprised of Pro Osteon(R) bone graft substitute products and OEM hydroxyapatite products. These products are derived from coral and serve as a lattice for new bone growth when implanted into a bone defect. The unique, interconnected porous architecture of the product is a key to its success as a bone graft substitute. Bone graft substitutes such as Pro Osteon offer distinct advantages over autografts and allografts. In an autograft, bone is taken from another part of the patient's body, and frequently creates pain, longer recovery, and risk of other complications for the patient. An allograft, or bone taken from a cadaver, carries the risk of implant rejection or disease transmission. We recently introduced our new AGF(TM) (Autologous Growth Factors(TM)) related products, which can be used with a bone graft material, such as Pro Osteon, to encourage bone growth. AGF is comprised of concentrated growth factors derived from platelets in the patient's own blood during the surgical procedure.

        In the spine products category, we offer the Synergy(TM) Spinal System, which is used to facilitate spine fusions in patients suffering from degenerative conditions and deformities of the spine. These conditions frequently cause severe pain and loss of muscle function in patients. The Synergy System is comprised of titanium or stainless steel hooks, rods and screws and the instruments required for the surgeon to assemble a construct which restores the natural anatomy, keeping it immobilized while a bone graft eventually fuses the vertebrae naturally.

        Prior to the merger, we distributed our bone biologics products through employee direct sales representatives and commissioned independent agents in the U.S., and through stocking distributors outside the U.S. In the U.S. we had been converting to direct representatives because we believed, with only bone graft products in our product portfolio, we could get more focused sales time compared to independent agents carrying other product lines. Cross was distributing its products in the U.S. solely through independent agents, and internationally through stocking distributors. In the U.S., both companies' sales forces were calling directly on the same decision-maker - the orthopaedic/spine surgeon, providing part of the rationale for the merger. Once the merger was completed, the respective companies' product portfolios were combined, and as a result we found we could attract independent agents that desired our complementary product portfolio and that possessed strong surgeon relationships, an important factor for competing in this industry. Therefore, we expect to increase our use of independent agents for the domestic distribution of both bone biologics and spine products.

        Currently, the surgeon is the key decision maker with respect to the purchase of our products, and the hospital pays our invoices directly. However, for many other medical device products, the purchasing decision has been assumed by hospital purchasing departments, buying groups or managed care organizations. Also, for some other medical device products, insurance companies and Medicare have refused to reimburse the hospital, or the company directly in the case of direct-to-insurer billing by the company, and therefore reimbursement becomes an issue. These factors have not been an issue for us to-date. However, in the future there can be no assurance that the decision-making responsibility will not shift from the surgeon, or that reimbursement will not become an issue affecting our revenues. Other factors potentially affecting continued revenue growth include: the pricing practices of our competitors, competitive new product introductions, and our ability to continue to attract and retain qualified direct sales representatives, independent agents, and distributors. Sales to our OEM customers and our international distributors are affected by their purchasing practices, and in the case of international sales, by the financial capacity of our distributors and the economic conditions in their countries. Continued revenue growth may also depend upon our ability to successfully introduce new products or product improvements. See "Certain Business Considerations" in our 1998 Annual Report on Form 10-K.

SIGNIFICANT EVENTS

        In February 1998, we entered into an agreement to merge with Cross, a publicly traded Ohio-based worldwide supplier of spinal implant systems used to treat degenerative conditions and deformities of the spine. The shareholders of both companies approved the merger on May 6, 1998 and it became effective on May 7, 1998. We exchanged approximately 6.7 million shares of our common stock for all of the common stock of Cross. We accounted for the merger as a pooling-of-interests.

        In April 1997, we entered into an agreement to sell our dental business to Steri-Oss Inc. of Yorba Linda, California. In May 1997, the sale was completed, and we received an initial cash payment of $1.5 million. In March 1998, we received a deferred cash payment of $749,000. As part of the transaction, Interpore Cross and Steri-Oss negotiated a distribution agreement under which we manufacture and provide Interpore 200(R) Porous Hydroxyapatite Bone Void Filler for distribution by Steri-Oss in the dental market. In the quarter ended June 30, 1997, we recorded a net charge of $617,000 as a result of the transaction, including associated costs.

        In March 1997, Cross entered into an agreement to sell its recovery products segment for $8.2 million in cash and the assumption of $5.0 million of debt and other liabilities. The buyer also acquired 30,000 shares of Cross' common stock for $242,000.

RESULTS OF OPERATIONS

        The following table presents our results of operations as percentages:

                                          Percentage of Net Sales          Percentage Change
                                       ------------------------------     --------------------
                                                                          1998 vs.    1997 vs.
Year ended December 31,                 1998        1997        1996        1997        1996
----------------------                 ------      ------      ------     --------    --------
Net sales .........................     100.0%      100.0%      100.0%        6.3%        (.2%)
Cost of goods sold ................      28.3%       32.0%       33.3%       (6.1%)      (4.1%)
                                       ------      ------      ------      ------      ------
     Gross profit .................      71.7%       68.0%       66.7%       12.1%        1.7%
                                       ------      ------      ------      ------      ------
Operating expenses:
   Research and development .......      12.1%       11.3%        9.4%       13.4%       19.8%
   Selling and marketing ..........      39.1%       40.7%       44.6%        2.2%       (8.8%)
   General and administrative .....      13.4%       16.5%       14.1%      (13.8%)      16.5%
   Merger-related expenses ........      10.0%         --          --         n/a         n/a
   Restructuring charges ..........       5.0%         --          --         n/a         n/a
   Non-recurring charges ..........       1.6%         --          --         n/a         n/a
   Loss on sale of dental
     business .....................        --         2.2%         --         n/a         n/a
                                       ------      ------      ------      ------      ------
     Total operating expenses .....      81.2%       70.7%       68.1%       22.1%        3.6%
Loss from operations ..............      (9.5%)      (2.7%)      (1.4%)       n/a         n/a
                                       ======      ======      ======      ======      ======

1998 Compared to 1997

        For the year ended December 31, 1998, net sales of $30.2 million were $1.8 million or 6.3% higher than net sales of $28.4 million for the previous year. However, 1997 included $1.7 million of sales from the dental business which was sold in May 1997. Excluding dental products, net sales increased $3.5 million or 13.0% in 1998 compared to 1997. The following table presents sales by category (in thousands):

                                          Year ended December 31,            Change
                                         -------------------------     ------------------
                                          1998              1997        Amount       %
                                         -------           -------     -------     ------
Bone biologics product sales .........   $14,842           $13,805     $ 1,037        7.5%
Spinal implant product sales .........    15,367            12,918       2,449       19.0%
                                         -------           -------     -------     ------
Sub-total ............................    30,209            26,723       3,486       13.0%
Dental product sales .................        --             1,706      (1,706)    (100.0%)
                                         -------           -------     -------     ------
Total net sales ......................   $30,209           $28,429     $ 1,780        6.3%
                                         =======           =======     =======     ======

        Sales of bone biologics products increased by $1.0 million or 7.5% to $14.8 million for the year ended December 31, 1998 compared to $13.8 million for the year ended December 31, 1997. Pro Osteon sales increased by $1.7 million, due to the introduction of the resorbable version, Pro Osteon 500R, in the fourth quarter of 1998, along with improved distribution following the merger and resultant consolidation of sales forces. OEM sales, which are dependent upon the ordering patterns of two customers, decreased by $624,000 in 1998 versus 1997.

        Sales of spinal implant products increased in the year ended December 31, 1998 by $2.4 million or 19.0% to $15.4 million, compared to $12.9 million for the year ended December 31, 1997. The increase reflects continued market penetration of this relatively new system, aided by the improved distribution and greater domestic territory coverage following the merger.

        Total domestic sales of bone biologics and spinal products increased 15.6% or $3.1 million to $23.1 million for the year ended December 31, 1998 compared to $20.0 million for the same period of 1997. International sales increased $363,000 or 5.4% to $7.1 million for the twelve months ended December 31, 1998 from $6.7 million for the same period of 1997.

        For the year ended December 31, 1998, gross margin as a percentage of sales was 71.7% compared to 68.0% for the year ended December 31, 1997. The 1997 gross margin was lower as a result of an inventory valuation adjustment of $925,000 that was recognized for spinal products that became obsolete or slow-moving due to the widespread acceptance of certain improvements and modifications to the Synergy Spinal System. Additionally, domestic sales, which generally have a higher gross margin than international sales, comprised a greater percentage of total sales in 1998 than in 1997.

        Total operating expenses for the year ended December 31, 1998 increased by $4.4 million or 22.1% to $24.5 million compared to total operating expenses of $20.1 million during the same period of 1997. The increase in operating expenses was primarily due to $5.0 million of merger-related expenses, restructuring charges and non-recurring charges incurred in 1998. Excluding these charges and the 1997 loss on the sale of the dental business, total operating expenses remained relatively level between the two periods. Research and development expenses increased by 13.4% or $430,000 in 1998 as a result of increased spinal product development efforts and increased regulatory expenses related to obtaining FDA clearances for Pro Osteon 500R and AGF associated products. Selling and marketing expenses in 1998 increased $251,000 or 2.2% compared to 1997 due primarily to increased commissions on higher domestic sales in 1998, offset partially by the elimination of selling and marketing expenses related to the dental business. General and administrative expenses decreased by $648,000 or 13.8% in 1998, primarily the result of cost reductions following the sale of the dental business and the merger.

        The $60,000 or 10.6% decrease in net interest and other income relates to a reduction in interest income due to lower cash, cash equivalents and short-term investments. The decrease was partially offset by increased royalty income.

        Limited income tax provisions were recorded during 1998 due to the utilization of net operating loss carryforwards.

1997 Compared to 1996

        For the year ended December 31, 1997, net sales of $28.4 million were $60,000 or .2% lower than sales of $28.5 million for the previous year. However, excluding dental product sales, net sales increased $5.4 million or 25.2%. The following table presents sales by category (in thousands):

                                           Year ended December 31,            Change
                                          -------------------------     ------------------
                                           1997              1996       Amount         %
                                          -------           -------     -------      -----
Bone biologics product sales ..........   $13,805           $12,773     $ 1,032        8.1%
Spinal implant product sales ..........    12,918             8,572       4,346       50.7%
                                          -------           -------     -------      -----
Sub-total .............................    26,723            21,345       5,378       25.2%
Dental product sales ..................     1,706             7,144      (5,438)     (76.1%)
                                          -------           -------     -------      -----
Total net sales .......................   $28,429           $28,489     $   (60)       (.2%)
                                          =======           =======     =======      =====

        Sales of bone biologics products increased by $1.0 million or 8.1% to $13.8 million for the year ended December 31, 1997, compared to $12.8 million for the year ended December 31, 1996. This increase is attributable primarily to a 2.0% increase in domestic Pro Osteon product sales and a 109.0% increase in international Pro Osteon product sales. Sales of spinal implant products increased in the year ended December 31, 1997 by $4.3 million or 50.7% to $12.9 million compared to $8.6 million for the year ended December 31, 1996. This increase was primarily a result of increased penetration into the spinal implant market as Cross continued to increase its distribution network and the number of surgeons using the Synergy Spinal System. Also, in January 1997, the posterior portion of the titanium version of the Synergy Spinal System received FDA marketing clearance for sale in the United States.

        Sales of dental products declined by $5.4 million or 76.1% from $7.1 million in 1996 to $1.7 million in 1997, reflecting the discontinuance of dental product sales effective April 1997.

        Total domestic sales of bone biologics and spinal products increased 21.8% or $3.6 million to $20.0 million for the year ended December 31, 1997 compared to $16.4 million for the same period of 1996. International sales increased by $1.8 million or 36.5% to $6.7 million for the twelve months ended December 31, 1997 from $4.9 million for the same period of 1996.

        For the year ended December 31, 1997, the gross margin improved to 68.0% of sales from 66.7% of sales for the twelve months ended December 31, 1996. The improvement reflects the discontinuance of dental product sales which had lower gross margins than our bone biologics and spinal implant products. This was partially offset by the inventory valuation adjustment of $925,000 that was recognized for products that became obsolete or slow-moving due to the widespread acceptance of certain improvements and modifications to the Synergy Spinal System.

        Total operating expenses for the year ended December 31, 1997, which included a $617,000 loss on the sale of the dental business, increased by $699,000 as compared to the same period of 1996. Research and development expenses increased by 19.8% or $532,000 as a result of increased spinal product development efforts. Selling and marketing expenses decreased 8.8% or $1.1 million compared to the twelve months ended December 31, 1996 due to the elimination of selling and marketing expenses directly related to the dental business partially offset by increased commissions on higher domestic sales. General and administrative expenses increased by

$664,000 or 16.5%, primarily the result of product liability insurance premiums on increased sales, partially offset by cost reductions following the sale of the dental business.

        The $242,000 or 74.7% increase in net interest and other income resulted from increased interest income on higher cash, cash equivalents and short-term investments as a result of the proceeds received from the sale of the dental and recovery products businesses in 1997.

        The income tax benefit in 1997 of $2.1 million reflects recognition of $1.7 million of deferred tax assets, primarily consisting of net operating loss carryforwards, which had previously been fully reserved in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, and tax losses of our subsidiary, Cross.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 1998, cash, cash equivalents and short-term investments totaled $7.9 million as compared to $16.6 million at the end of 1997. The decrease in cash, cash equivalents and short-term investments of $8.7 million was primarily the result of the payment of $4.2 million in merger-related expenses, restructuring charges and non-recurring charges; the repurchase of $3.1 million of our common stock; and the redemption of $1.8 million of convertible debentures, all during 1998. Accordingly, total working capital decreased to $25.5 million at December 31, 1998 from $31.7 million at December 31, 1997 and the current ratio decreased to 7.3 from 7.7.

        We had $7.9 million of cash and cash equivalents available at December 31, 1998 to support the continued investment in the development of our business, including the development or acquisition of new bone biologic and spinal implant products, and possible acquisitions of businesses. We have a $5 million revolving line of credit which had no amount outstanding at December 31, 1998 and which expires in July 1999. We intend to negotiate an extension of the line of credit prior to its expiration, but there can be no assurance that an extension will be obtained.

        At December 31, 1998, there were no material commitments for capital expenditures.

        We believe we currently possess sufficient resources to meet the cash requirements of our operations for at least the next year.

IMPACT OF YEAR 2000

        The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. If not corrected, many computer applications could fail or create erroneous results by not recognizing "00" to mean the year 2000. We use only third party software, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, we reported on our initial assessment of this software.

State of Readiness

        In our initial assessment, we contacted the authors of our critical software programs and determined that each was either already Year 2000 compliant or expected to be Year 2000 compliant by December 31, 1999. We have identified our remaining software as well as hardware, vendors and customers (collectively "Elements") and are currently in the process of determining those which we consider to be mission critical. For Elements determined to be mission critical, we will seek to obtain assurances of Year 2000 compliance. The assurances sought will be in the form of vendor or customer certifications, identification of alternatives, Company-administered testing efforts, or a combination of certain assurances. We have no way of ensuring that mission critical vendors or customers will be Year 2000 compliant, and their inability to become compliant on a timely basis could materially impact our operations or financial condition.

Costs to Address Our Year 2000 Issues

        Through December 31, 1998, we have not incurred any direct costs associated with Year 2000 issues. Certain costs associated with the consolidation of operations following our merger with Cross resulted in obtaining software/hardware that is Year 2000 compliant. While the process of evaluating Elements is not complete, at this time, we do not believe that we will need to replace any material non-compliant systems or hire any Year 2000 solution providers. Therefore, at this time, we estimate that future costs to address Year 2000 issues should not be material.

Risks of Our Year 2000 Issues

        We have yet to identify any mission critical Element that we expect to not be Year 2000 compliant. In the continuing process of evaluating Elements, we will have to rely on third party certifications of Year 2000 compliance. In the event that mission critical Elements fail to be compliant, we could experience a material disruption in operations, including, but not limited to: interruption in supply of parts from vendors, inability to deliver products to customers or to produce products on schedule, or failure of financial systems, all of which could materially affect our business and cause a loss of customers.

Contingency Plans

        We have not established a contingency plan relative to Year 2000 issues. As our assessment continues, if it is determined that any mission critical Elements are likely not to be Year 2000 compliant, we will develop a contingency plan.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interpore Cross has no material market risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Financial Statements and Supplementary Data of Interpore Cross are listed and included under Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        There is hereby incorporated herein by reference the information appearing under the caption "Proposal to Elect Interpore Cross' Directors" of Interpore Cross' definitive Proxy Statement for its 1999 Annual Meeting to be filed with the Securities and Exchange Commission on or before April 30, 1999.

ITEM 11. EXECUTIVE COMPENSATION

        There is hereby incorporated herein by reference the information appearing under the caption "Proposal to Elect Interpore Cross'
Directors--Executive Compensation" of Interpore Cross' definitive Proxy Statement for its 1999 Annual Meeting to be filed with the Securities and Exchange Commission on or before April 30, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        There is hereby incorporated herein by reference the information appearing under the caption "Ownership of Interpore Cross Stock" of Interpore Cross' definitive Proxy Statement for its 1999 Annual Meeting to be filed with the Securities and Exchange Commission prior to April 30, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        There is hereby incorporated herein by reference the information appearing under the caption "Certain Relationships and Related Transactions of Interpore Cross" of Interpore Cross' definitive Proxy Statement for its 1999 Annual Meeting to be filed with the Securities and Exchange Commission prior to April 30, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     (1) The following financial statements are referenced in Part II Item 8 and submitted herewith:

                                                                                   Page Number
                                                                                   -----------

               Reports of Independent Auditors                                         F-1

               Consolidated Balance Sheets at December 31, 1998 and 1997               F-3

               Consolidated Statements of Operations for the Years Ended
                 December 31, 1998, 1997 and 1996                                      F-4

               Consolidated Statements of Shareholders' Equity for the Years
                 Ended December 31, 1998, 1997 and 1996                                F-5

               Consolidated Statements of Cash Flows for the Years Ended
                 December 31, 1998, 1997 and 1996                                      F-6

               Notes to Consolidated Financial Statements                              F-7

        (2) The following financial statement schedule for the years ended December 31, 1998, 1997 and 1996 is submitted herewith:

               Schedule II - Valuation and Qualifying Accounts

               All other schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

        (3) The list of exhibits contained in the Index to Exhibits is submitted herewith.

(b)     Reports on Form 8-K

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INTERPORE INTERNATIONAL, INC.

                                    By:   /s/ DAVID C. MERCER
                                          --------------------------------------
                                          David C. Mercer
                                          Chairman and Chief Executive Officer

                                    Date: March 26, 1999

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

                                                                TITLE                               DATE
                                                                -----                               ----
/s/ DAVID C. MERCER                                 Chairman of the Board, Chief               March 26, 1999
---------------------------------------            Executive Officer and Director
    David C. Mercer                                 (Principal Executive Officer)


/s/ JOSEPH A. MUSSEY                             President, Chief Operating Officer            March 26, 1999
---------------------------------------                     and Director
    Joseph A. Mussey

/s/ RICHARD L. HARRISON                            Sr. Vice President -- Finance,              March 26, 1999
---------------------------------------         Chief Financial Officer and Secretary
    Richard L. Harrison                                (Principal Financial
                                                      and Accounting Officer)

/s/ WILLIAM A. EISENECHER                                     Director                         March 26, 1999
---------------------------------------
    William A. Eisenecher

/s/ DANIEL A. FUNK, M.D.                                      Director                         March 26, 1999
---------------------------------------
    Daniel A. Funk, M.D.

                                                              Director                         March   , 1999
---------------------------------------
    G. Bradford Jones

/s/ ROBERT J. WILLIAMS                                        Director                         March 26, 1999
---------------------------------------
    Robert J. Williams

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Interpore International, Inc.

        We have audited the accompanying consolidated balance sheets of Interpore International, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits. We did not audit the financial statements and schedule of Cross Medical Products, Inc., which statements reflect total assets of $18,762,000 as of December 31, 1997, and total revenues of $12,918,000 and $8,572,000 for the years ended December 31, 1997 and 1996, respectively. Those statements and schedule were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the data included for Cross Medical Products, Inc., is based solely on the report of the other auditors.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

        In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interpore International, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                        /s/  ERNST & YOUNG LLP
                                             -----------------------------------

Orange County, California
February 3, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Cross Medical Products, Inc. and Subsidiary

We have audited the consolidated balance sheet of Cross Medical Products, Inc. and Subsidiary (formerly Danninger Medical Technology, Inc. and Subsidiaries) as of December 31, 1997, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cross Medical Products, Inc. and Subsidiary as of December 31, 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/  PricewaterhouseCoopers L.L.P.
     ----------------------------------

Coopers & Lybrand L.L.P.
Columbus, Ohio
February 4, 1998, except for
Note 11, for which the date
is February 11, 1998

--------------------------------------------------------------------------------

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

Our report on the consolidated financial statements of Cross Medical Products, Inc. and Subsidiary (formerly Danninger Medical Technology, Inc. and Subsidiaries) is included in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index in the Cross Medical Products, Inc.
Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information required to be included therein.

/s/  PricewaterhouseCoopers L.L.P.
     ----------------------------------

Coopers & Lybrand L.L.P.
Columbus, Ohio
February 4, 1998, except for
Note 11 to the consolidated
Financial statements, for which
The date is February 11, 1998

                          Interpore International, Inc.
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                              DECEMBER 31,
                                                                                         ----------------------
                                                                                           1998          1997
                                                                                         --------      --------
ASSETS
Current assets:
   Cash and cash equivalents                                                             $  7,908      $ 11,809
   Short-term investments                                                                      --         4,826
   Accounts receivable, less allowance for doubtful accounts of
     $506 and $370 in 1998 and 1997, respectively                                           6,418         6,590
   Inventories                                                                             12,115        10,374
   Prepaid expenses                                                                         1,205           438
   Deferred income taxes                                                                    1,426         1,454
   Other current assets                                                                       436           963
                                                                                         --------      --------
Total current assets                                                                       29,508        36,454

Property, plant and equipment, net                                                          1,467         1,550
Deferred income taxes                                                                       2,559         2,639
Intangible assets, net                                                                        338           183
Other assets                                                                                  330           712
                                                                                         --------      --------
Total assets                                                                             $ 34,202      $ 41,538
                                                                                         ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt and capital lease obligations                       $     15      $     95
   Accounts payable                                                                           609         1,094
   Accrued compensation and related expenses                                                1,010           957
   Accrued royalties                                                                          300           154
   Reserve for products liability claims                                                      232           300
   Accrued disposition costs                                                                  250           610
   Accrued merger-related expenses and restructuring charges                                  726            --
   Income taxes payable                                                                        --         1,015
   Other accrued liabilities                                                                  873           500
                                                                                         --------      --------
Total current liabilities                                                                   4,015         4,725
                                                                                         --------      --------

Long-term liabilities:

    Long-term debt                                                                          3,152         5,080
    Deferred income taxes                                                                      55            55
    Obligations under capital leases, net                                                      29            44
                                                                                         --------      --------
Total long-term liabilities                                                                 3,236         5,179
                                                                                         --------      --------

Commitments and contingencies

Stockholders' equity:
   Series E convertible preferred stock, voting, par value $.01 per share:
     Authorized - 594,000; issued and outstanding shares - 32,906 at
     December 31, 1998 and December 31, 1997; aggregate liquidation value of $247 at
     December 31, 1998 and December 31, 1997                                                   --            --
   Preferred stock, par value $.01 per share: Authorized shares - 4,406,000;
     outstanding shares - none                                                                 --            --
   Common stock, par value $.01 per share: Authorized shares - 50,000,000;
     issued  and outstanding shares - 14,059,690 at December 31, 1998 and
     and 13,765,538 at December 31, 1997                                                      140           138
   Additional paid-in-capital                                                              43,962        43,114
   Accumulated deficit                                                                    (14,042)      (11,618)
                                                                                         --------      --------
                                                                                           30,060        31,634
   Less treasury stock, at cost - 605,000 shares at December 31, 1998                      (3,109)           --
                                                                                         --------      --------
Total stockholders' equity                                                                 26,951        31,634
                                                                                         --------      --------
Total liabilities and stockholders' equity                                               $ 34,202      $ 41,538
                                                                                         ========      ========

See accompanying notes.

                          Interpore International, Inc.
                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                     1998          1997          1996
                                                   --------      --------      --------
Net sales                                          $ 30,209      $ 28,429      $ 28,489
Cost of goods sold                                    8,552         9,110         9,497
                                                   --------      --------      --------
Gross profit                                         21,657        19,319        18,992
                                                   --------      --------      --------

Operating expenses:
   Research and development                           3,650         3,220         2,688
   Selling and marketing                             11,826        11,575        12,689
   General and administrative                         4,035         4,683         4,019
   Merger-related expenses                            3,031            --            --
   Restructuring charges                              1,512            --            --
   Non-recurring charges                                474            --            --
   Loss on sale of dental business                       --           617            --
                                                   --------      --------      --------
Total operating expenses                             24,528        20,095        19,396
                                                   --------      --------      --------

Loss from operations                                 (2,871)         (776)         (404)
                                                   --------      --------      --------

Interest income                                         744           835           567
Interest expense                                       (600)         (580)         (481)
Other income                                            362           311           238
                                                   --------      --------      --------
Total interest and other income, net                    506           566           324
                                                   --------      --------      --------

Loss before income taxes and discontinued
  operations                                         (2,365)         (210)          (80)
Income tax provision (benefit)                           59        (2,119)         (788)
                                                   --------      --------      --------

Income (loss) from continuing operations             (2,424)        1,909           708
                                                   --------      --------      --------

Income from discontinued operations (net
   of income taxes of $168 and $140 for 1997
   and 1996, respectively)                               --           290         1,231
Gain on sale of discontinued operations (net
   of income taxes of $1,400)                            --         2,180            --
                                                   --------      --------      --------
Income from discontinued operations                      --         2,470         1,231
                                                   --------      --------      --------
Net income (loss)                                  $ (2,424)     $  4,379      $  1,939
                                                   ========      ========      ========

Basic earnings per share:
   Income (loss) from continuing operations        $   (.17)     $    .14      $    .05
   Income from discontinued operations             $     --      $    .19      $    .10
   Net income (loss)                               $   (.17)     $    .33      $    .15

   Shares used in computing earnings per share       13,904        13,460        13,080

Diluted earnings per share:
   Income (loss) from continuing operations        $   (.17)     $    .14      $    .05
   Income from discontinued operations             $     --      $    .17      $    .08
   Net income (loss)                               $   (.17)     $    .31      $    .13

   Shares used in computing earnings per share       13,904        14,111        14,530

                             See accompanying notes.

                          Interpore International, Inc.
                 Consolidated Statements of Stockholders' Equity
                                 (in thousands)

                                           SERIES E
                                          CONVERTIBLE
                                        PREFERRED STOCK            COMMON STOCK          ADDITIONAL
                                       -----------------       --------------------        PAID-IN       ACCUMULATED      TREASURY
                                       SHARES     AMOUNT       SHARES        AMOUNT        CAPITAL         DEFICIT          STOCK
                                       ------     ------       -------       ------      -----------     -----------       -------
Balance at December 31, 1995             241        $ 2         12,962        $ 130        $ 40,383        $(17,936)       $    --

  Exercise of stock options               --         --            236            2             457              --           (152)
  Tax benefit from stock options
     exercised                            --         --             --           --             113              --             --
  Conversion of preferred stock
     into common stock                  (164)        (1)           164            1              --              --             --
  Issuances under employee stock
     purchase plan                        --         --             12           --              64              --             --
  Issuance of common stock to
     purchase business                    --         --            106            1             499              --             --
  Repurchase of common stock              --         --           (241)          (2)         (1,321)             --             --
  Net income                              --         --             --           --              --           1,939             --
                                        ----        ---        -------        -----        --------        --------        -------

Balance at December 31, 1996              77          1         13,239          132          40,195         (15,997)          (152)

  Retirement of treasury stock            --         --             --           --            (152)             --            152
  Exercise of stock options               --         --            128            1             401              --             --
  Conversion of preferred stock
     into common stock                   (44)        (1)            44            1              --              --             --
  Issuances under employee stock
     purchase plan                        --         --             21           --              90              --             --
  Options granted in exchange for
     services                             --         --             --           --             172              --             --
  Sale of common stock                    --         --            307            3           2,239              --             --
  Debentures converted into
     common stock                         --         --             27            1             169              --             --

  Net income                              --         --             --           --              --           4,379             --
                                        ----        ---        -------        -----        --------        --------        -------

Balance at December 31, 1997              33         --         13,766          138          43,114         (11,618)            --

  Exercise of stock options               --         --            252            2             648              --             --
  Issuances under employee stock
     purchase plan                        --         --             27           --             127              --             --
  Debentures converted into
     common stock                         --         --             15           --              73              --             --
   Repurchase of common stock             --         --             --           --              --              --         (3,109)
  Net loss                                --         --             --           --              --          (2,424)            --
                                        ----        ---        -------        -----        --------        --------        -------

Balance at December 31, 1998              33        $--         14,060        $ 140        $ 43,962        $(14,042)       $(3,109)
                                        ====        ===        =======        =====        ========        ========        =======

See accompanying notes.

                          Interpore International, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                          YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------
                                                                     1998           1997           1996
                                                                   --------       --------       --------
OPERATING ACTIVITIES
Income (loss) from continuing operations                           $ (2,424)      $  1,909       $    708
Adjustments to reconcile income (loss) from continuing
   operations to net cash provide by (used in) operating
activities:
     Depreciation and amortization                                      724            714            483
     Loss on sale of dental business                                     --            617             --
     Loss on disposal of property, plant and equipment                  229             --             --
     Changes in operating assets and liabilities:
       Accounts receivable                                              172            431         (3,285)
       Inventories                                                   (1,741)        (3,888)        (1,100)
       Prepaid expenses                                                (767)           (70)            44
       Other assets                                                     710           (112)           328
       Deferred income taxes                                            108         (1,873)          (527)
       Accounts payable and accrued liabilities                        (630)          (568)           601
                                                                   --------       --------       --------
   Net cash used in continuing operations                            (3,619)        (2,840)        (2,748)
   Net cash provided by discontinued operations                          --             92            903
                                                                   --------       --------       --------
     Net cash used in operating activities                           (3,619)        (2,748)        (1,845)
                                                                   --------       --------       --------
INVESTING ACTIVITIES
Sales (purchases) of short-term investments, net                      4,826           (606)         3,715
Capital expenditures                                                   (796)          (673)          (834)
Expenditures for patent rights                                          (30)           (60)           (70)
Proceeds from sale of dental business, net                               --            741             --
                                                                   --------       --------       --------
   Net cash provided by (used in) continuing operations               4,000           (598)         2,811
   Net cash used in discontinued operations                              --            (91)        (1,106)
   Cash received from sale of recovery products segment                  --          8,177             --
                                                                   --------       --------       --------
     Net cash provided by investing activities                        4,000          7,488          1,705
                                                                   --------       --------       --------
FINANCING ACTIVITIES
Repurchase of common stock                                           (3,109)            --         (1,323)
Repayment of long-term debt and capitalized lease obligations        (1,950)        (1,796)        (3,214)
Proceeds from exercise of stock options                                 650            402            307
Proceeds from employee stock purchase plan                              127             90             64
Proceeds from sale of common stock                                       --          2,242             --
Proceeds from convertible subordinated debenture offering                --             --          5,250
Proceeds from revolving credit agreement                                 --             --          1,595
Debt issuance costs                                                      --             --           (557)
Cash overdraft                                                           --             --           (167)
                                                                   --------       --------       --------
   Net cash provided by (used in) continuing operations              (4,282)           938          1,955
   Net cash provided by (used in) discontinued operations                --           (197)           819
                                                                   --------       --------       --------
     Net cash provided by (used in) financing activities             (4,282)           741          2,774
                                                                   --------       --------       --------

Net increase (decrease) in cash and cash equivalents                 (3,901)         5,481          2,634
Cash and cash equivalents at beginning of year                       11,809          6,328          3,694
                                                                   --------       --------       --------
Cash and cash equivalents at end of year                           $  7,908       $ 11,809       $  6,328
                                                                   ========       ========       ========

See accompanying notes.

                          Interpore International, Inc.
                   Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND DESCRIPTION OF BUSINESS

         Interpore International, Inc., doing business as Interpore Cross International ("Interpore Cross") is a medical device company that operates in one business segment: the design, manufacture and marketing of synthetic bone and tissue products and spinal implant devices. The products are distributed in the United States and internationally.

BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Interpore Cross and its subsidiaries after elimination of all significant intercompany transactions. The merger of Interpore and Cross has been accounted for as a pooling-of-interests. Accordingly, financial information for all periods presented has been restated to include the financial information of each company. Certain amounts have been reclassified to conform to the 1998 presentation.

DISCONTINUED OPERATIONS

         In March 1997, substantially all of the assets and liabilities related to Cross' recovery products segment were sold. The accompanying consolidated financial statements reflect the reclassification of the recovery products segment as discontinued operations. Income from discontinued operations has been adjusted for the effect of the allocation of certain general corporate overhead costs associated with continuing operations. Interest expense has been allocated to continuing operations based upon specific identification of indebtedness to be retained. Unless otherwise stated, the notes to the financial statements disclose information related to continuing operations.

REVENUE RECOGNITION

         Revenue from product sales is recognized at the time of shipment. Revenue from sales of consigned inventory is recorded upon receipt of written acknowledgement from sales agents or customers that the surgical procedure has been completed. Provision is made currently for estimated product returns based on historical experience and other known factors.

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

CONCENTRATIONS OF BUSINESS AND CREDIT RISK

         Interpore Cross operates in markets which are subject to rapid technological advancement and significant government regulation. The introduction of technologically advanced products by competitors and increased regulatory barriers could have a material impact on the future operations of Interpore Cross.

         In the normal course of business, Interpore Cross provides credit to its customers. At December 31, 1998, 60% of Interpore Cross' accounts receivable are from domestic customers, and 40% are from foreign customers. Interpore Cross performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations. As of December 31, 1998, Interpore Cross had no significant concentrations of credit risk. Sales to domestic customers were 77%, 76% and 78% of total sales in 1998, 1997 and 1996, respectively, and sales to foreign customers were 23%, 24% and 22% of total sales in 1998, 1997 and 1996, respectively. All sales to foreign customers for the periods presented were denominated in United States dollars.

STOCK OPTION PLANS

         During 1996, Interpore Cross adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, and, accordingly, is continuing to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. The adoption of SFAS 123 had no impact on Interpore Cross' consolidated results of operations or financial position.

ADVERTISING

         Interpore Cross expenses the costs of advertising as incurred.

RESEARCH AND DEVELOPMENT

         Expenditures for research and development are expensed as incurred.

SHORT-TERM INVESTMENTS

         Interpore Cross invests excess cash in United States Treasury securities and high grade corporate marketable securities. Highly liquid investments with a maturity of three months or less at the date of purchase are classified as cash equivalents. Short-term investments consist of highly liquid investments with a maturity of more than three months when purchased. Pursuant to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, Interpore Cross' short-term investments are classified as available-for-sale securities and are reported at fair market value. At December 31, 1997, there were no material unrealized gains or losses on the short-term investments.

INVENTORIES

         Inventories are stated at the lower of average cost or market. Inventories are comprised of the following (in thousands):

                                                          1998            1997
                                                        --------        --------
Raw material                                            $  1,024        $    737
Work-in-process                                              279             227
Finished goods                                            10,812           9,410
                                                        --------        --------
                                                        $ 12,115        $ 10,374
                                                        ========        ========

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost and are comprised of the following (in thousands):

                                                          1998           1997
                                                        --------       --------
Machinery and equipment                                 $  3,056       $  2,713
Furniture and fixtures                                       441            609
Leasehold improvements                                       571            298
                                                        --------       --------
Property, plant and equipment, at cost                     4,068          3,620
Less accumulated depreciation and amortization            (2,601)        (2,070)
                                                        --------       --------
Property, plant and equipment, net                      $  1,467       $  1,550
                                                        ========       ========

         Depreciation is provided using the straight-line method over the following estimated useful lives:

Machinery and equipment        3 to 5 years
Furniture and fixtures         5 years
Leasehold improvements         Lesser of estimated useful life or term of lease

INTANGIBLE ASSETS

         Intangible assets include patents, license rights and a customer list. The patents and license rights are amortized on a straight-line basis over their useful lives of seventeen years. Amortization begins at the time the patents are granted. The customer list is amortized over its estimated useful life of two years. Management periodically evaluates the recoverability of intangible assets based on undiscounted future cash flows. Amortization expense for the years ended December 31, 1998, 1997 and 1996 was $75,000, $6,000 and $2,000,
respectively. Accumulated amortization of intangible assets was $84,000 and $9,000 at December 31, 1998 and 1997, respectively.

CONSOLIDATED STATEMENTS OF CASH FLOWS

         Interpore Cross paid (received refund of) income taxes of $1,053,000, $129,000 and $(17,000) and interest of $416,000, $604,000 and $384,000 in 1998,
1997 and 1996, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

         In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets, Interpore Cross reviews long-lived assets and certain intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based upon Interpore Cross' analysis, Interpore Cross believes no impairment of the carrying value of its long-lived assets existed at December 31, 1998.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

2. BUSINESS COMBINATION

         In February 1998, Interpore International ("Interpore") entered into an agreement to merge with Cross Medical Products, Inc. ("Cross"), a publicly traded Ohio-based worldwide supplier of spinal implant systems used to treat degenerative conditions and deformities of the spine. The merger was approved by the stockholders of both companies on May 6, 1998 and became effective on May 7, 1998. Shareholders of Cross received 1.275 shares of Interpore common stock for each share of issued and outstanding Cross common stock. Accordingly, Interpore issued 6.7 million shares of its common stock to Cross shareholders in exchange for all of the outstanding common stock of Cross. In addition, approximately 895,000 shares of Interpore Cross common stock were reserved for issuance upon the exercise of assumed Cross stock options. The merger has been accounted for as a pooling-of-interests.

         During the second quarter of 1998, Interpore Cross recorded merger-related expenses and restructuring charges of $3.0 million and $1.5 million, respectively. The merger-related expenses included legal, accounting and administrative costs incurred in connection with the merger of Interpore and Cross. The restructuring charges were associated with the closing of the Dublin, Ohio facility and included severance benefits for 23 employees not remaining with Interpore Cross, the write-off of fixed assets which were not transferred to Interpore Cross' Irvine, California headquarters, and the accrual of remaining lease payments for the Dublin facility. During the third and fourth quarters of 1998, Interpore Cross recorded $474,000 of non-recurring charges related to the relocation of assets and employees from the Dublin, Ohio facility to the Irvine, California headquarters.

         Restructuring costs and related liabilities for the year ended December 31, 1998 are summarized below (in thousands):

                                                                        ACCRUED
                                                                     RESTRUCTURING
                                  RESTRUCTURING      WRITE-OFFS,        COSTS AT
                                      COSTS           PAYMENTS      DECEMBER 31, 1998
                                  -------------      -----------    -----------------
Severance benefits                    $  782             $498             $284
Remaining lease payments                 501               76              425
Write-off of fixed assets                229              229               --
                                      ------             ----             ----
                                      $1,512             $803             $709
                                      ======             ====             ====

         Interpore Cross expects that the remaining $709,000 accrued restructuring costs at December 31, 1998 are adequate to cover remaining exposures and will be paid over the next 28 months.

         Selected financial information for the combining entities included in the consolidated statements of operations for the four months ended April 30, 1998 and the two years ended December 31, 1997 and 1996 are as follows (in thousands):

                                                               FOR THE PERIOD ENDED
                                                 ----------------------------------------------
                                                 APRIL 30,      DECEMBER 31,       DECEMBER 31,
                                                   1998             1997               1996
                                                 ---------      ------------       ------------
Net sales
   Interpore                                      $4,664          $ 15,511           $ 19,917
   Cross                                           4,647            12,918              8,572
                                                  ------          --------           --------
Combined                                          $9,311          $ 28,429           $ 28,489
                                                  ======          ========           ========

Income (loss) from continuing operations
   Interpore                                      $  770          $  2,771           $    658
   Cross                                              74              (862)                50
                                                  ------          --------           --------
Combined                                          $  844          $  1,909           $    708
                                                  ======          ========           ========

3.   LONG-TERM DEBT

         Long-term debt at December 31, 1998 and 1997 consisted of the following:

                                                                             1998        1997
                                                                            ------      ------
Convertible Subordinated Debentures, due in June 2003 plus interest at
     8.5%, payable semi-annually                                            $3,152      $5,080
Note payable to related party, payable on demand with interest at 8%,
     payable annually                                                           --          80
Obligations under capital leases                                                44          59
                                                                            ------      ------
                                                                             3,196       5,219
Less current maturities                                                         15          95
                                                                            ------      ------
                                                                            $3,181      $5,124
                                                                            ======      ======

         The 8.5% Convertible Subordinated Debentures (the "Debentures") due June 1, 2003 are convertible at any time before maturity, unless previously redeemed, into shares of Interpore Cross common stock at a conversion price of $6.37 per share. Pursuant to the terms of the underlying indenture, upon the merger of Interpore and Cross, Debenture holders were allowed to request redemption until June 26, 1998 at 101% of the principal amount thereof, plus accrued interest. Requests for redemption totaling $1.8 million were made. Beginning July 1, 1999 and on July 1 of each succeeding year, Interpore Cross will be obligated to redeem any Debentures tendered by June 1, 1999 or June 1 of any succeeding year, respectively, at 100% of the principal amount thereof plus accrued interest, subject to an annual limitation of $25,000 per holder and an annual aggregate limitation of $262,500. During 1998, $97,000 of Debentures were converted into 15,221 shares of Interpore Cross common stock. The fair value of the Debentures approximates the book value at December 31, 1998 and 1997.

         Other assets include $573,000 of offering costs related to issuance of the Debentures. Amortization of offering costs of $206,000 and $83,000 for the years ended December 31, 1998 and 1997, respectively, are included in interest expense. Accumulated amortization was $359,000 and $129,000 as of December 31, 1998 and 1997, respectively.

         During 1995, Cross obtained a loan from a split-dollar life insurance policy in the irrevocable life trust of a significant shareholder and director at an interest rate of 8%. This loan was paid off in 1998.

         Interpore Cross has available a $5 million line of credit facility with its primary bank. The line is secured by substantially all of the assets of Interpore Cross, bears interest at the bank's prime rate (7.75% at December 31, 1998), and matures July 5, 1999. The facility contains certain financial covenants with which Interpore Cross was in compliance at December 31, 1998. No amount was outstanding under the facility at December 31, 1998.

         Long-term debt matures as follows (in thousands):

1999                                                                      $   15
2000                                                                          18
2001                                                                          11
2002                                                                           -
2003                                                                       3,152
Thereafter                                                                     -
                                                                          ------
                                                                          $3,196
                                                                          ======

4. STOCKHOLDERS' EQUITY

SERIES E CONVERTIBLE PREFERRED STOCK

         The terms of the Series E Convertible Preferred Stock provide for noncumulative dividends to be paid at the times and in the amounts paid per share on the common stock and a liquidation preference at an amount no greater than $7.50 per share. The Series E Convertible Preferred Stock has no redemption rights (although Interpore Cross may redeem the stock in certain circumstances) and is convertible into common stock at conversion ratios averaging 1.005 shares of common stock for each share of preferred stock, subject to certain antidilution provisions. In addition, the Series E Convertible Preferred Stock will automatically convert into common stock at such time as the closing sale price of Interpore Cross' common stock as reported on The Nasdaq Stock Market has been at least $10.00 per share for at least 20 out of 30 consecutive trading days.

COMMON STOCK

         In connection with the merger, Interpore Cross was reincorporated from California to Delaware on May 6, 1998, and the total number of common shares authorized was increased from 20 million no par value shares to 50 million shares with $.01 par value per share.

STOCK OPTIONS

         Interpore Cross has six stock option plans that provide for the granting of either incentive stock options or non-qualified stock options to officers, key employees, directors and advisors. The 1995 Stock Option Plan (the "1995 Plan") and the Stock Option Plan for Non-Employee Directors (the "Directors Plan") are the only two plans with stock option awards available for grant. The other four plans have either expired or have been terminated with respect to future option grants, but have shares exercisable at December 31, 1998. Options outstanding under Interpore Cross' six stock option plans generally vest over a four- or five-year period, and expire either six years or ten years from the date of grant.

         The number of shares reserved for issuance under the 1995 Plan increases annually by an amount equal to 3% of the number of shares of common stock issued and outstanding as of the close of business on December 31 of the immediately preceding year, up to the plan maximum of 1.5 million shares. The maximum number of shares which may be issued pursuant to options granted during 1999 is approximately 403,641.

         The Directors Plan provides for a maximum of 200,000 shares to be issued pursuant to options granted under the plan. At December 31, 1998, there were approximately 136,500 shares available for grant under the Directors Plan.


         The following is a summary of stock option activity for the periods indicated:

                                                                  1998               1997                1996
                                                             --------------     ---------------     --------------
Outstanding at beginning of year                                  2,395,678          2,051,556           1,864,166
Granted                                                             305,818            552,277             470,100
Exercised                                                          (260,961)          (154,673)           (236,649)
Forfeited                                                          (219,788)           (53,482)            (46,061)
                                                             --------------     ---------------     --------------
Outstanding at end of year                                        2,220,747          2,395,678           2,051,556
                                                             ==============     ===============     ==============
Exercise price of options outstanding at end of year         $1.00 to $9.00     $1.00 to $9.00      $ .25 to $9.00
                                                             ==============     ===============     ==============
Exercise price of options exercised during year              $1.00 to $5.20     $1.00 to $5.88      $1.00 to $3.33
                                                             ==============     ===============     ==============
Options exercisable at end of year                                1,704,684          1,294,588           1,007,556
                                                             ==============     ===============     ==============

         The weighted average exercise price per share for each stock option activity and the estimated fair value per share of options granted for the periods indicated follows:

                                                               1998        1997        1996
                                                              ------      ------      ------
Weighted average exercise price per share of options:
   Outstanding at beginning of year                           $ 5.24      $ 4.72      $ 4.19
   Granted                                                      5.41        6.48        5.30
   Exercised                                                    2.66        2.78        1.86
   Forfeited                                                    5.77        5.35        3.69
   Outstanding at end of year                                   5.52        5.24        4.72
   Exercisable at end of year                                   5.49        4.58        3.83

Estimated fair value per share of options granted during
     year                                                     $ 3.80      $ 3.48      $ 2.82

         The weighted average remaining contractual life of stock options outstanding at December 31, 1998, 1997 and 1996 were approximately 5.2, 4.9 and
5.1 years, respectively.

EMPLOYEE STOCK PURCHASE PLAN

         Interpore Cross has a qualified employee stock purchase plan which allows employees to purchase shares of Interpore Cross common stock every six months through payroll deductions. The purchase price for the shares is 85% of the lesser of the fair market value of such shares on the first or last day of each six-month period. The plan provides for a maximum of 100,000 shares to be issued pursuant to the plan. As of December 31, 1998, 67,096 shares of common stock had been issued pursuant to the plan.

STOCKHOLDER RIGHTS PLAN

         Effective November 1998, Interpore Cross' Board of Directors adopted a Stockholder Rights Plan. Every share of Interpore Cross common stock currently issued or to be issued is accompanied by one right, and every common share issued upon conversion of Interpore Cross preferred stock also will be accompanied by one right. The plan provides for the rights to become exercisable upon the earlier to occur of (i) ten days following the announcement that a person or group of persons has acquired or obtained the right to acquire 15% or more of Interpore Cross common stock, or (ii) ten days following the announcement or commencement of a tender offer which would result in ownership of 15% or more of the common stock.

         If any person or group of persons acquires 15% or more of Interpore Cross common stock, each right, once exercisable and excluding any rights acquired by the 15% holder, will entitle its holder to purchase that number of additional shares of Interpore Cross common stock having a market value of twice the rights' exercise price. If Interpore Cross is involved in a merger or other business combination involving the exchange of Interpore Cross common stock for stock of an acquiring company at any time after the rights become exercisable, each right will entitle its holder to purchase that number of the acquiring company's common stock having a market value of twice the rights' exercise price.

         The rights' current exercise price is $33.00. The exercise price and the number of shares issuable upon exercise are subject to adjustment from time to time to prevent dilution. The rights will expire on November 17, 2007, subject to Interpore Cross' right to extend such date, unless earlier redeemed or exchanged by Interpore Cross or terminated. Interpore Cross is entitled to redeem the rights at one cent per right at any time before they become exercisable.

COMMON STOCK REPURCHASE PROGRAM

         In November 1998, Interpore Cross' Board of Directors approved a plan to repurchase up to 4.0 million shares of Interpore Cross common stock. Through December 31, 1998, Interpore Cross repurchased 605,000 shares at a cost of approximately $3.1 million under this program. The Board of Directors has determined that no further stock repurchases will occur pursuant to this approval.

ACCOUNTING FOR STOCK-BASED COMPENSATION

         Interpore Cross applies Accounting Principles Board Opinion No. 25 (APB
25), Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of Interpore Cross' employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if Interpore Cross had accounted for employee stock options granted on or after January 1, 1995 under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: a risk-free interest rate of 6% in 1998 and 6% or 7% in 1997 and 1996, a volatility factor of the expected market price of Interpore Cross common stock of .75 in 1998 and .51 or .57 in 1997 and 1996, a weighted-average expected life of the options of six years in 1998 and five years in 1997 and 1996, and no dividend yield.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. Interpore Cross' pro forma information, which reflects the charges related to options issued in 1998, 1997 and 1996 and may not be indicative of such charges in future periods, is as follows:

                                                    1998          1997        1996
                                                   -------       ------      ------
Pro forma net income (loss) (in thousands)         $(3,138)      $3,559      $1,421
Pro forma basic net income (loss) per share        $  (.23)      $  .26      $  .11
Pro forma diluted net income (loss) per share      $  (.23)      $  .25      $  .10

5.   INCOME TAXES

         Interpore Cross uses the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are recognized and measured based on the likelihood of realization of the related tax benefit in the future.

         A reconciliation of the income tax provision (benefit) using the federal statutory rate to the book provision for income taxes follows (in thousands):

                                                              1998           1997          1996
                                                            --------       --------       ------
Statutory federal provision (benefit) for income taxes      $   (804)      $    (72)      $  (27)
Increase (decrease) in taxes resulting from:
    State tax, net of federal benefit                             26            100           --
    Research and development tax credits                          --            (58)         (88)
    Reduction in valuation allowance                            (211)        (2,029)        (683)
    Permanent differences and other                            1,048            (60)          10
                                                            --------       --------       ------
Income tax provision (benefit)                              $     59       $ (2,119)      $ (788)
                                                            ========       ========       ======

            Significant components of the income tax provision (benefit) are as follows (in thousands):

                                              1998        1997          1996
                                              ----       -------       ------
Current expense:
   Federal                                    $(54)      $(1,657)      $ (329)
   State                                         5          (293)         (58)
                                              ----       -------       ------
Total current                                  (49)       (1,950)        (387)
                                              ----       -------       ------
Deferred benefit:
   Federal                                      85          (102)        (341)
   State                                        23           (67)         (60)
                                              ----       -------       ------
Total deferred                                 108          (169)        (401)
                                              ----       -------       ------
Total income tax provision (benefit)          $ 59       $(2,119)      $ (788)
                                              ====       =======       ======

         At December 31, 1998, Interpore Cross has unused net operating loss carryforwards of approximately $8.6 million for federal income tax purposes which expire beginning in 2001. Interpore Cross also has research and development tax credit and alternative minimum tax credit carryforwards of approximately $370,000 for federal tax purposes and $22,000 for California tax purposes. The research and development tax credit carryforward began to expire in 1998. Prior to 1995, a valuation allowance was recorded to entirely offset the tax benefits of the federal carryforwards. In 1998, 1997 and 1996, the valuation allowance was reduced to recognize the future tax benefits which management believes are more likely than not to be realized.

         The Tax Reform Act of 1986 includes provisions which significantly limit the potential use of net operating losses and tax credit carryforwards in situations where there is a change in ownership, as defined, of more than 50% during a cumulative three-year period. Accordingly, if a change in ownership occurs, the ultimate benefit realized from these carryforwards may be significantly reduced in total, and the amount that may be utilized in any given year may be significantly limited. California has enacted similar legislation. Interpore Cross has had stock issuances during the past three years and as a result of the merger with Cross, a greater than 50% change in ownership occurred during the year ended December 31, 1998. Accordingly, the use of these carryforwards will be limited to approximately $2.3 million per year.

         In addition to the net operating losses discussed above, Interpore Cross has net operating loss carryforwards and research and development tax credit carryforwards at December 31, 1998 of approximately $6.6 million and $55,000, respectively, for federal income tax purposes resulting from the acquisition of Interpore Orthopaedics, Inc. ("Orthopaedics"). As a result of the acquisition, Orthopaedics experienced a more than 50% ownership change. Accordingly, under the provisions of the 1986 Tax Reform Act, the use of Orthopaedics' net operating loss carryforwards is limited to approximately $300,000 per year. These carryforwards expire beginning in the year 2001. As a result of the annual limitation, it is estimated that a maximum of $2.9 million in net operating loss carryforwards will be available for use prior to expiration. The ultimate realization of the benefits of these loss carryforwards is dependent on future profitable operations of Orthopaedics.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred tax asset at December 31, 1998 and 1997 consist of the following (in thousands):

                                                                       1998          1997
                                                                     --------      --------
Interpore net operating loss carryforwards                           $  2,943      $  2,940
Orthopaedics net operating loss carryforwards                             981         1,219
Research and development and alternative minimum tax
   credit carryforwards                                                   382           637
Orthopaedics research and development tax credit carryforward              55            55
Reserves and accruals not currently deductible for tax purposes           917           550
Inventory capitalization                                                  281           331
Depreciation not currently deductible for tax purposes                    (20)          126
                                                                     --------      --------
Total deferred tax assets                                               5,539         5,858
Less valuation allowance                                               (1,609)       (1,820)
                                                                     --------      --------
Net deferred tax asset                                               $  3,930      $  4,038
                                                                     ========      ========

6. COMMITMENTS AND CONTINGENCIES

LICENSE AGREEMENTS

         Interpore Cross has agreements with its Synergy System Advisors under which it pays royalties ranging from 6.5% to 8% of net revenues generated from the sale of certain products within the Synergy Spinal Implant System.

LITIGATION

         Cross and a number of other spinal implant manufacturers were named as defendants in various products liability lawsuits alleging injuries from spinal implants supplied by Cross and others. All such lawsuits were consolidated for pretrial proceedings in the Federal District Court for the Eastern District of Pennsylvania and, on February 22, 1995, class certification was denied. This forced the plaintiffs to file individual, rather than class action suits. Over 1,100 such suits were initially filed; however, Cross was dismissed from these lawsuits for failure of the plaintiffs to state a viable claim. A large number of plaintiffs filed new lawsuits against Cross and others alleging, in addition to damages from spinal implants, a conspiracy among manufacturers, physicians and other spinal implant industry members to defraud the public and market products without the proper regulatory approvals. Cross was named as a defendant, among others, in approximately 797 such lawsuits. Interpore Cross cannot estimate precisely the number of such lawsuits that may eventually be filed or in how many lawsuits Cross will be named as a defendant. In approximately 235 of these cases, which involved products manufactured by Acromed, another spinal implant manufacturer, Cross has been dismissed as a defendant. Cross has also been dismissed as a defendant from approximately 79 additional cases. Of the remaining conspiracy cases, none involve products manufactured by Cross.

         The conspiracy cases remain coordinated for pretrial purposes only. Plaintiffs in the conspiracy cases typically seek relief in the form of monetary damages, often in unspecified amounts. While the aggregate monetary damages eventually sought in all of such individual actions are substantial and exceed the limits of Cross' products liability insurance policies, Interpore Cross believes that Cross has affirmative defenses, and that these individual lawsuits are otherwise without merit.

         The lawsuits are being defended by Cross' insurance carrier, in some cases under a reservation of rights. Cross maintains claims made products liability insurance policies with $5 million of coverage both per occurrence and in the aggregate. Interpore Cross and Cross believe that they have adequate insurance for their businesses, however, there can be no assurance that the $5 million per policy year limit of coverage will be sufficient to cover the cost of defending all lawsuits or the payment of any amounts that may be paid in satisfaction of any settlements or judgments. Further, there can be no assurance that Cross will continue to be able to obtain sufficient amounts of products liability insurance coverage at commercially reasonable premiums. Future operating results could be materially adversely affected by the cost of defending litigation or the formal resolution of pending cases or future claims, whether or not such defense costs, cases or claims are covered by insurance.

         Aside from the conspiracy litigation, the nature of Interpore Cross' business subjects it to products liability and various other legal proceedings from time to time. In the opinion of management, the amount of ultimate liability with respect to any known proceedings or claims, excluding the conspiracy litigation, will not materially affect the financial position or results of operations of Interpore Cross.

7.   LEASE COMMITMENTS

         Future minimum rentals under noncancelable operating leases for manufacturing and office facilities and equipment at December 31, 1998 are as follows (in thousands):


1999                                                                     $   736
2000                                                                         738
2001                                                                         602
2002                                                                         484
Thereafter                                                                    39
                                                                         -------
                                                                         $ 2,599
                                                                         =======

         Rent expense was $706,000, $792,000 and $777,000 in 1998, 1997 and
1996, respectively.

         The lease for Interpore Cross' principal office and manufacturing facility, which expires January 31, 2003, provides a right to extend the lease for an additional five years at the fair market lease rate of the facility on the extension date, but not less than the rate paid by Interpore Cross during the month immediately preceding the commencement of the extension period.

8. SALE OF ASSETS

         In April 1997, Interpore entered into a definitive agreement for the sale of its dental implant business. In May 1997, the sale was completed, and Interpore received an initial cash payment of $1.5 million. A deferred cash payment of $749,000 was received in March 1998. The transaction, including associated costs, resulted in a net charge of $617,000 in the second quarter of 1997.

9. SALE OF RECOVERY PRODUCTS SEGMENT

         On March 12, 1997, Cross entered into an agreement to sell its recovery products segment for approximately $8.2 million in cash and the assumption of approximately $5.0 million of debt and other liabilities. The buyer also acquired 30,000 shares of Cross' common stock for $242,000. Cross recognized a gain of $2.2 million, net of related income taxes of $1.4 million. Revenues for the recovery products segment were $2.5 million through the date of disposal for the year ended December 31, 1997 and $9.9 million for the year ended December 31, 1996.

10.  QUARTERLY RESULTS (UNAUDITED)

         The following table presents a summary of the quarterly results of operations for 1998 and 1997:

                                                                   Quarter
                                         ------------------------------------------------------------
(in thousands, except per share data)    First             Second             Third            Fourth
-------------------------------------    ------           --------            ------           ------
1998
Net sales                                $7,370           $  7,333            $7,343           $8,163
Gross profit                              5,534              5,119             5,213            5,791
Income (loss) from continuing
   operations                               943             (4,321)(1)           166(1)           788(1)
Income (loss) from continuing
   operations per share - basic          $  .07           $   (.31)           $  .01           $  .06
Income (loss) from continuing
   operations per share - diluted        $  .07           $   (.31)           $  .01           $  .05

1997
Net sales                                $7,498(2)        $  7,033(2)         $7,191           $6,707
Gross profit                              5,156              5,348             4,801            4,014
Income from continuing
   operations(3)                             82                106(2)            534            1,187(4)
Income from continuing
   operations per share - basic          $  .01           $    .01            $  .04           $  .09
Income from continuing
   operations per share - diluted        $  .01           $    .01            $  .04           $  .08

----------

(1) In May 1998, Interpore and Cross merged and subsequently closed the Dublin, Ohio facility. Merger-related expenses and restructuring charges associated with the merger totaling $4.5 million were recorded in the second quarter of 1998. Non-recurring charges related to the consolidation of operations to the Irvine, California facility amounting to $381,000 and $93,000 were recorded in the third and fourth quarters of 1998, respectively.

(2) Interpore Cross' dental implant business was sold in May 1997. This transaction, including associated costs, resulted in a net charge to operating expenses of $617,000 in 1997. Net sales of dental implants were approximately $1.4 million and $262,000 in the first and second quarters of 1997.

(3) In 1997, Interpore Cross recognized an inventory valuation adjustment of $925,000 for obsolete and slow moving inventory related to its spinal implant system.

(4) A $1.7 million credit was recorded in the fourth quarter of 1997 to reflect the reduction in the valuation allowance against deferred tax assets.

                          Interpore International, Inc.
                 Schedule II- Valuation and Qualifying Accounts
                  Years ended December 31, 1998, 1997 and 1996


                                          BALANCE AT                                              BALANCE AT
                                          BEGINNING        ADDITIONS                               END OF
           DESCRIPTION                    OF PERIOD       (DEDUCTIONS)          WRITE-OFFS         PERIOD
----------------------------------        ----------      ------------          ----------        ----------
Year ended December 31, 1998:
   Allowance for doubtful accounts
     receivable                           $  370,000        $ 196,000            $ 60,000        $  506,000
   Reserve for excess and
     obsolete inventory                      717,000          120,000                  --           837,000

Year ended December 31, 1997:
   Allowance for doubtful accounts
     receivable                           $  434,000        $ (20,000)(a)        $ 44,000        $  370,000
   Reserve for excess and
     obsolete inventory                    1,074,000          392,000(a)          749,000           717,000

Year ended December 31, 1996:
   Allowance for doubtful accounts
     receivable                           $  602,000        $ (42,000)           $126,000        $  434,000
   Reserve for excess and
     obsolete inventory                      644,000          614,000             184,000         1,074,000

(a) Includes deductions recorded as part of the sale of the dental business of $125,000 and $605,000, in the accounts receivable allowance and inventory reserve, respectively.

                                  EXHIBIT INDEX

Exhibit
Number                             Description
------                             -----------
3.01      Certificate of Incorporation of Interpore International, Inc. as
          amended(1)

3.02      Bylaws of Registrant(1)

3.03      Amendment Number One to Bylaws

4.01      Rights Agreement dated November 19, 1998, between Interpore
          International, Inc. and U.S. Stock Transfer Corporation, which includes the form of Certificate of Determination of the Series A
          Junior Participating Preferred Stock of Interpore International, Inc.
          as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.(2)

10.01     Revised License Agreement dated March 12, 1984, between Registrant and
          Research Corporation Technologies, Inc., as amended by a First
          Amendment dated December 7, 1984, and as further amended by a Fourth
          Amendment dated July 22, 1988(3)

10.02     Cancellation and Release Agreement dated March 1, 1993 among
          Registrant, Interpore Orthopaedics, Inc., Pfizer, Inc. and Howmedica,
          Inc.(3)

10.03 Series E Preferred Stock and Common Stock Warrant Purchase Agreement dated December 19, 1991(3)

10.04     Series E Preferred Stock Purchase Agreement dated October 30, 1992(3)

10.05     Single Tenant Lease dated July 25, 1991 between Registrant and The
          Irvine Company as amended by a Third Amendment to Lease dated December
          11, 1996(4)

10.06 Amended Schedule to Loan and Security Agreement dated August 11, 1998 among Registrant, Interpore Orthopaedics, Inc., Cross Medical
          Products, Inc. and Silicon Valley Bank(5)

10.07     Amendment to the Loan Agreement dated August 11, 1998 among
          Registrant, Interpore Orthopaedics, Inc., Cross Medical Products, Inc.
          and Silicon Valley Bank(5)

10.08     Amended and Restated Stock Option Plan dated March 19, 1991(6), First
          Amendment to the Amended and Restated Stock Option Plan, effective
          October 15, 1991(3); Amendment to the Amended and Restated Stock
          Option Plan dated September 17, 1994(7)

10.09     Employee Qualified Stock Purchase Plan(8)

10.10     1995 Stock Option Plan(8)

10.11     Stock Option Plan for Non-Employee Directors of Interpore
          International(9)

10.12     Danninger Medical Technology, Inc. Amended and Restated 1984
          Non-Statutory Stock Option Plan(10)

10.13     Danninger Medical Technology, Inc. Amended and Restated 1984 Incentive
          Stock Option Plan(10)

10.14     Cross Medical Products Inc. Amended and Restated 1994 Stock Option
          Plan(10)

10.15     Asset Purchase Agreement dated March 12, 1997, among Cross Medical
          Products, Inc., Danninger Healthcare, Inc. and OrthoLogic Corp.(11)

10.16     Indenture concerning 8.5% Convertible Subordinated Debentures between
          Cross Medical Products, Inc. and Fifth Third Bank(12)

10.17     Supplemental Indenture between Interpore International, Inc. and Cross
          Medical Products, Inc. and Fifth Third Bank(5)

10.18     Form of Indemnification Agreement(13)

10.19     Schedule of Parties to Form of Indemnification Agreement(14)

Exhibit
Number                             Description
------                             -----------
10.20     Non-Competition Agreement dated September 6, 1996 between Cross
          Medical Products, Inc. and Stephen R. Draper(15)

10.21     Agreement between Dr. Edward Funk and Cross Medical Products, Inc.
          dated February 11, 1998(16)

10.22     Form of Employment Agreement dated August 17, 1998 between Interpore
          International, Inc. and its executive officers(14)

10.23     Schedule of Parties to Form of Employment Agreement dated August 17,
          1998(14)

11.01     Computations of Net Income per Share

23.01     Consent of Ernst & Young LLP, Independent Auditors

23.02     Consent of PricewaterhouseCoopers, LLP, Independent Auditors

27.01     Financial Data Schedule

----------

(1) Incorporated by reference from our Registration Statement on Form S-4, Registration No. 333-49487.

(2) Incorporated by reference from our Current Report on Form 8-K dated December 1, 1998.

(3) Incorporated by reference from our Registration Statement on Form S-1, Registration No. 33-69872.

(4) Incorporated by reference from our Current Report on Form 8-K dated February 11, 1998.

(5) Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.

(6) Incorporated by reference from our Registration Statement on Form S-8, Registration No. 33-77426.

(7) Incorporated by reference from our Registration Statement on Form S-8, Registration No. 33-86290.

(8) Incorporated by reference from our Proxy Statement for the 1994 Annual Meeting of Shareholders.

(9) Incorporated by reference from our Proxy Statement for the 1995 Annual Meeting of Shareholders.

(10) Incorporated by reference from our Registration Statement on Form S-8, Registration No. 333-53775.

(11) Incorporated by reference from the Cross Medical Products, Inc. Annual Report on Form 10-K for the year ended December 31, 1996.

(12) Incorporated by reference from the Cross Medical Products, Inc. Registration Statement on Form S-2, Registration No. 333-02273.

(13) Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.

(14) Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.

(15) Incorporated by reference from the Cross Medical Products, Inc. Quarterly Report on Form 10-Q for the fiscal year ended September 30, 1996.

(16) Incorporated by reference from the Cross Medical Products, Inc. Annual Report on Form 10-K for the year ended December 31, 1997.

                          Interpore International, Inc.
                               Reports on Form 8-K

         On December 1, 1998, Interpore Cross filed a report on Form 8-K with the Securities and Exchange Commission which described the adoption of a Stockholders Rights Plan which was approved by the Board of Directors of Interpore Cross on November 15, 1998.