Form 10-Q
period 1999-03-31
INTERPORE INTERNATIONAL /CA/
filed 1999-05-13
CIK 854093

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1999

                                       or

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

        As of May 7, 1999, there were 14,102,403 shares of the registrant's common stock issued and outstanding.

                          INTERPORE INTERNATIONAL, INC.

                                      INDEX


PART I.        FINANCIAL INFORMATION                                              Page(s)
                                                                                  -------
Item 1.        Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  March 31, 1999 (unaudited) and December 31, 1998 ..............     3

                  Condensed Consolidated Statements of Income (unaudited)
                  for the three month periods ended March 31, 1999 and
                  March 31, 1998 ................................................     4

                  Condensed Consolidated Statements of Cash Flows (unaudited)
                  for the three month periods ended March 31, 1999 and
                  March 31, 1998 ................................................     5

                  Notes to Condensed Consolidated Financial Statements ..........     6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ...........................     9

PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K .................................    13

                          INTERPORE INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                     MARCH 31,      DECEMBER 31,
                                                                       1999             1998
                                                                     ---------      ------------
                                                                    (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                       $  8,007        $  7,908
     Accounts receivable, less allowance for doubtful
          accounts of $534 and $506 in 1999 and 1998,
          respectively                                                  7,278           6,418
   Inventories                                                         12,090          12,115
   Prepaid expenses                                                     1,338           1,205
   Deferred income taxes                                                1,426           1,426
   Other current assets                                                   231             436
                                                                     --------        --------
Total current assets                                                   30,370          29,508

Property, plant and equipment, net                                      1,693           1,467
Deferred income taxes                                                   2,559           2,559
Intangible assets, net                                                    378             338
Other assets                                                              318             330
                                                                     --------        --------
Total assets                                                         $ 35,318        $ 34,202
                                                                     ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
     Current portion of capital lease obligations                    $     15        $     15
     Accounts payable                                                   1,109             609
     Accrued compensation and related expenses                            888           1,010
     Accrued royalties                                                    373             300
     Reserve for products liability claims                                177             232
     Accrued disposition costs                                            209             250
     Accrued merger-related expenses and restructuring charges            618             726
     Other accrued liabilities                                            577             873
                                                                     --------        --------
Total current liabilities                                               3,966           4,015
                                                                     --------        --------
Long-term liabilities:
     Long-term debt                                                     3,152           3,152
     Deferred income taxes                                                 55              55
     Obligations under capital leases, net                                 25              29
                                                                     --------        --------
Total long-term liabilities                                             3,232           3,236
                                                                     --------        --------
Contingencies

Stockholders' equity:
  Series E convertible preferred stock, voting, par
    value $.01 per share: Authorized shares - 594,000;
    issued and outstanding shares - 31,573 at March 31,
    1999 and 32,906 at December 31, 1998; aggregate
    liquidation value of $237 at March 31, 1999 and
    $247 at December 31, 1998                                              --              --
  Preferred stock, par value $.01 per share:  Authorized
    shares - 4,406,000; outstanding shares - none                          --              --
  Common stock, par value $.01 per share: Authorized
    shares - 50,000,000; issued and outstanding shares
    - 14,096,029 at March 31, 1999 and 14,059,690 at
    December 31, 1998                                                     141             140
  Additional paid-in-capital                                           44,048          43,962
  Accumulated deficit                                                 (12,960)        (14,042)
                                                                     --------        --------
                                                                       31,229          30,060
  Less treasury stock, at cost - 605,000 shares at
    March 31, 1999 and December 31, 1998                               (3,109)         (3,109)
                                                                     --------        --------
Total stockholders' equity                                             28,120          26,951
                                                                     --------        --------
Total liabilities and stockholders' equity                           $ 35,318        $ 34,202
                                                                     ========        ========

SEE ACCOMPANYING NOTES.

                          INTERPORE INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                       1999            1998
                                                     --------        --------
Net sales                                            $  8,986        $  7,370
Cost of goods sold                                      2,809           1,836
                                                     --------        --------
Gross profit                                            6,177           5,534
                                                     --------        --------
Operating expenses:
     Research and development                             912             861
     Selling and marketing                              3,264           2,739
     General and administrative                         1,015           1,036
     Merger-related expenses                               --              68
                                                     --------        --------
Total operating expenses                                5,191           4,704
                                                     --------        --------
Income from operations                                    986             830
                                                     --------        --------
Interest income                                            96             240
Interest expense                                          (85)           (133)
Other income                                               85              65
                                                     --------        --------
Total interest and other income, net                       96             172
                                                     --------        --------
Income before taxes                                     1,082           1,002
Income tax provision                                       --              59
                                                     --------        --------
Net income                                           $  1,082        $    943
                                                     ========        ========
Net income per share:
     Basic                                           $    .08        $    .07
     Diluted                                         $    .08        $    .07

Shares used in computing net income per share:
     Basic                                             13,462          13,817
     Diluted                                           14,277          15,239


SEE ACCOMPANYING NOTES.

                          INTERPORE INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                              THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------
                                                                  1999            1998
                                                                --------        --------
OPERATING ACTIVITIES
Net income                                                      $  1,082        $    943
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
          Depreciation and amortization                              214             165
          Changes in operating assets and liabilities:
               Accounts receivable                                  (860)           (497)
               Inventories                                            25            (736)
               Prepaid expenses                                     (133)           (212)
               Other assets                                          219             668
               Accounts payable                                      500              28
               Accrued liabilities                                  (549)           (784)
                                                                --------        --------
Net cash provided by (used in) operating activities                  498            (425)
                                                                --------        --------
INVESTING ACTIVITIES
Sales of short-term investments, net                                  --           2,856
Capital expenditures                                                (413)           (104)
Expenditures for patent rights                                       (69)             (9)
                                                                --------        --------
Net cash provided by (used in) investing activities                 (482)          2,743
                                                                --------        --------
FINANCING ACTIVITIES
Repayment of long-term debt and capital lease obligations             (4)             (4)
Proceeds from exercise of stock options                               87             249
                                                                --------        --------
Net cash provided by financing activities                             83             245
                                                                --------        --------
Net increase in cash and cash equivalents                             99           2,563
Cash and cash equivalents at beginning of period                   7,908          11,809
                                                                --------        --------
Cash and cash equivalents at end of period                      $  8,007        $ 14,372
                                                                ========        ========

SEE ACCOMPANYING NOTES.

                          INTERPORE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

        Interpore International, Inc., doing business as Interpore Cross International ("Interpore Cross"), is a medical device company that operates in one business segment: the design, manufacture and marketing of synthetic bone and tissue products and spinal implant devices. The products are distributed in the United States and internationally.

2.  BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared without audit, pursuant to Securities and Exchange Commission regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position at March 31, 1999 and the consolidated results of operations and cash flows for the three month periods ended March 31, 1999 and 1998.

        The accompanying condensed consolidated financial statements include the accounts of Interpore Cross and its subsidiaries after elimination of all significant intercompany transactions.

        The results of operations and cash flows for the three months ended March 31, 1999 are not necessarily indicative of results to be expected for future quarters or the full year.

        The merger of Interpore and Cross has been accounted for as a pooling-of-interests. Accordingly, financial information for all periods presented has been restated to include the financial information of each company.

        These consolidated financial statements should be read in conjunction with the financial statements included in Interpore Cross' Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission.

3.   BUSINESS COMBINATION

        On May 7, 1998, Interpore International ("Interpore") merged with Cross Medical Products, Inc. ("Cross"), a publicly traded Ohio-based worldwide supplier of spinal implant systems used to treat degenerative conditions and deformities of the spine. Shareholders of Cross received 1.275 shares of Interpore common stock for each share of issued and outstanding Cross common stock. Accordingly, Interpore issued 6.7 million shares of its common stock to Cross shareholders in exchange for all of the outstanding common stock of Cross. In addition, approximately 895,000 shares of Interpore Cross common stock were reserved for issuance upon the exercise of assumed Cross stock options.

4.  INVENTORIES

        Inventories are stated at the lower of average cost or market. Inventories are comprised of the following (in thousands):

                           March 31,       December 31,
                             1999              1998
                           ---------       ------------
     Raw materials         $ 1,063           $ 1,024
     Work-in-process           391               279
     Finished goods         10,636            10,812
                           -------           -------
                           $12,090           $12,115
                           =======           =======

5.  CONTINGENCIES

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

        The lawsuits are being defended by Cross' insurance carrier, in some cases under a reservation of rights. Cross maintains claims made products liability insurance policies with at least $5 million of coverage both per occurrence and in the aggregate. Interpore Cross and Cross believe that they have adequate insurance for their businesses, however, there can be no assurance that the limits of coverage will be sufficient to cover the cost of defending all lawsuits or the payment of any amounts that may be paid in satisfaction of any settlements or judgments. Further, there can be no assurance that Cross will continue to be able to obtain sufficient amounts of products liability insurance coverage at commercially reasonable premiums. Future operating results could be materially adversely affected by the cost of defending litigation or the formal resolution of pending cases or future claims, whether or not such defense costs, cases or claims are covered by insurance.

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

6.  LONG-TERM DEBT

        The 8.5% Convertible Subordinated Debentures (the "Debentures") due June 1, 2003 are convertible at any time before maturity, unless previously redeemed, into shares of Interpore Cross common stock at a conversion price of $6.37 per share. Beginning July 1, 1999 and on July 1 of each succeeding year, Interpore Cross will be obligated to redeem any Debentures tendered by June 1, 1999 or June 1 of any succeeding year, respectively, at 100% of the principal amount thereof plus accrued interest, subject to an annual limitation of $25,000 per holder and an annual aggregate limitation of $262,500. During the first three months of 1999, no Debentures were converted into shares of Interpore Cross common stock. The fair value of the Debentures approximates the book value at March 31, 1999 and December 31, 1998.

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

        Bone biologics are comprised of Pro Osteon(R) bone graft substitute products and OEM hydroxyapatite products. These products are derived from coral and serve as a lattice for new bone growth when implanted into a bone defect. The unique, interconnected porous architecture of the product is a key to its success as a bone graft substitute. Bone graft substitutes such as Pro Osteon offer distinct advantages over autografts and allografts. In an autograft, bone is taken from another part of the patient's body, and frequently creates pain, longer recovery, and risk of other complications for the patient. An allograft, or bone taken from a cadaver, carries the risk of implant rejection or disease transmission. Bone biologics also includes our recently introduced AGF(TM) (Autologous Growth Factors(TM)) related products, which can be used with a bone graft material, such as Pro Osteon, to encourage bone growth. AGF is comprised of concentrated growth factors derived from platelets in the patient's own blood during the surgical procedure.

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

        Prior to the merger, we distributed our bone biologics products through employee direct sales representatives and commissioned independent agents in the U.S., and through stocking distributors outside the U.S. In the U.S. we had been converting to direct representatives because we believed, with only bone graft products in our product portfolio, we could get more focused sales time compared to independent agents carrying other product lines. Cross was distributing its products in the U.S. solely through independent agents, and internationally through stocking distributors. In the U.S., both companies' sales forces were calling directly on the same decision-maker - the orthopaedic/spine surgeon, providing part of the rationale for the merger. Once the merger was completed, the respective companies' product portfolios were combined, and as a result we found we could attract independent agents that desired our complementary product portfolio and that possessed strong surgeon relationships, an important factor for competing in this industry. Therefore, we expect to continue to increase our use of independent agents for the domestic distribution of both bone biologics and spine products.

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

RESULTS OF OPERATIONS

        The following table presents our results of operations as percentages:

                                                 Three months ended March 31,         Change
                                                 ----------------------------     -------------
                                                    1999             1998         1999 vs. 1998
                                                    -----            -----        -------------
Net sales                                           100.0%           100.0%            21.9%
Cost of goods sold                                   31.3%            24.9%            53.0%
                                                    -----            -----             ----
    Gross profit                                     68.7%            75.1%            11.6%
                                                    -----            -----             ----
Operating expenses:
  Research and development                           10.2%            11.7%             5.9%
  Selling and marketing                              36.3%            37.2%            19.2%
  General and administrative                         11.3%            14.0%            (2.0%)
  Merger related expenses                              --               .9%              n/a
                                                    -----            -----             ----
Total operating expenses                             57.8%            63.8%            10.4%
                                                    -----            -----             ----
Income from operations                               10.9%            11.3%            18.8%
                                                    =====            =====             ====

        For the quarter ended March 31, 1999, net sales of $9.0 million were $1.6 million or 21.9% higher than net sales of $7.4 million for the same period of 1998.

                                       Three months ended March 31,                Change
                                       ----------------------------       ---------------------
                                           1999            1998           Amount             %
                                          ------          ------          ------           ----
Spinal implant product sales              $4,843          $3,663          $1,180           32.2%
Bone biologics product sales               4,143           3,707             436           11.8%
                                          ------          ------          ------           ----
Total net sales                           $8,986          $7,370          $1,616           21.9%
                                          ======          ======          ======           ====

        Sales of spinal implant products increased in the quarter ended March 31, 1999 by $1.2 million or 32.2% to $4.8 million compared to $3.7 million for the quarter ended March 31, 1998. The increase reflects continued market penetration of this relatively new system, aided by the improved distribution and greater domestic territory coverage following the merger.

        Sales of bone biologics products increased by $436,000 or 11.8% to $4.1 million for the three months ended March 31, 1999 compared to $3.7 million for the three months ended March 31, 1998. Our new AGF related products, used to collect and concentrate growth factors from the patient's blood, were sold to selected pre-launch reference sites and accounted for $319,000 of the increase in sales of bone biologics products. OEM bone biologics products, which are dependent upon the ordering patterns of two customers, increased by $203,000 or 188% in the first quarter of 1999 compared to the same quarter of 1998. Pro Osteon sales decreased by $86,000 or 2% versus the same quarter of 1998. We believe the lack of growth in Pro Osteon sales was primarily related to the shift in domestic distribution from direct sales representatives to independent agents which we believe were focusing a greater portion of their efforts on spinal products sales.

        Total domestic sales of bone biologics and spinal implant products increased 28.5% or $1.5 million to $6.8 million for the three months ended March 31, 1999 compared to $5.3 million for the same period of 1998. International sales increased $96,000 or 4.7% to $2.1 million for the first quarter of 1999 from $2.0 million for the first quarter of 1998.

        For the quarter ended March 31, 1999, the gross margin was 68.7% of sales compared to 75.1% of sales for the quarter ended March 31, 1998. The gross margin in the first quarter of 1998 was the highest of 1998, largely due to favorable manufacturing variances at Cross. The remaining quarters of 1998 experienced an average gross margin of 71% of sales. Additionally, spinal implant products have lower gross margins than our bone biologics products, and the comparatively higher growth in sales of spinal implant products versus bone biologics products reduced the weighted average gross margin on total sales.

        Total operating expenses for the quarter ended March 31, 1999 increased by 10.4% or $487,000 to $5.2 million as compared to $4.7 million for the same quarter of 1998. As a percentage of sales, total operating expenses decreased from 63.8% in the first quarter of 1998 to 57.8% in the first quarter of 1999. Research and development expenses increased by 5.9% or $51,000 due primarily to the hiring of personnel for spinal implant product development projects. Selling and marketing expenses increased $525,000 or 19.2% compared to the first quarter of 1998 primarily due to increased commissions on higher sales. General and administrative expenses decreased by 2.0% or $21,000, the result of efficiencies realized following the merger and consolidation of facilities. There were no merger-related expenses during the first quarter of 1999.

        The $76,000 or 44.2% decrease in net interest and other income relates to a reduction in interest income partially offset by reduced interest expense. During 1998, cash and cash equivalents declined due to the payment of merger-related expenses, restructuring charges and non-recurring charges; the repurchase of our common stock; and the redemption of convertible debentures. Average cash and cash equivalents balances were accordingly lower in the first quarter of 1999 versus the first quarter of 1998, reducing interest income. Also, the redemption of convertible debentures during 1998 reduced the associated interest expense in the first quarter of 1999.

        No income tax provision was recorded in the first quarter of 1999 and limited income tax provision was recorded in the first quarter of 1998 due to the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 1999, cash and cash equivalents totaled $8.0 million as compared to $7.9 million as of December 31, 1998. Total working capital increased to $26.4 million from $25.5 million and the current ratio improved to
7.7 at March 31, 1999 from 7.3 at December 31, 1998.

        Our $8.0 million of cash and cash equivalents at March 31, 1999 is available to support the continued investment in the development of our business, including the development or acquisition of new bone biologic and spinal implant products, and possible acquisitions of businesses. We have a $5 million revolving line of credit that had no amount outstanding at March 31, 1999 and which expires in July 1999. We intend to negotiate an extension of the line of credit prior to its expiration, but there can be no assurance that an extension will be obtained.

        At March 31, 1999, there were no material commitments for capital expenditures.

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

STATE OF READINESS

        In our initial assessment, we contacted the authors of our critical software programs and determined that each was either already Year 2000 compliant or expected to be Year 2000 compliant by December 31, 1999. We have identified our remaining software as well as hardware, vendors and customers (collectively "Elements") and have determined those which we consider to be mission critical. For Elements determined to be mission critical, we will seek to obtain assurances of Year 2000 compliance. The assurances sought will be in the form of vendor or customer certifications, identification of alternatives, Company-administered testing efforts, or a combination of certain assurances. We have no way of ensuring that mission critical vendors or customers will be Year 2000 compliant, and their inability to become compliant on a timely basis could materially impact our operations or financial condition.

COSTS TO ADDRESS OUR YEAR 2000 ISSUES

        Through March 31, 1999, we have not incurred any material direct costs associated with Year 2000 issues. Certain costs associated with the consolidation of operations following our merger with Cross resulted in obtaining software/hardware that is Year 2000 compliant. While the process of evaluating Elements is not complete, at this time, we do not believe that we will need to replace any material non-compliant systems or hire any Year 2000 solution providers. Therefore, at this time, we estimate that future costs to address Year 2000 issues should not be material.

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

------------------------


        THE QUARTERLY RESULTS CONTAINED HEREIN ARE UNAUDITED AND REFLECT CERTAIN ASSUMPTIONS OF MANAGEMENT THAT MAY CHANGE. RESULTS OF THE QUARTER MAY NOT BE REPRESENTATIVE OF RESULTS FOR FUTURE QUARTERS OR INDICATIVE OF OUR FINANCIAL RESULTS FOR THE YEAR. CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q ARE FORWARD-LOOKING AND MAY INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO: PRODUCT DEMAND AND MARKET ACCEPTANCE RISKS; RISKS RELATED TO THE DEVELOPMENT OF FUTURE PRODUCTS; RISK THAT WE WILL NOT RECEIVE ADDITIONAL REGULATORY APPROVAL OF PRODUCTS; AND THE IMPACT OF COMPETITIVE PRODUCTS. ADDITIONAL INFORMATION ON FACTORS THAT COULD AFFECT OUR FINANCIAL RESULTS AND GROWTH PROSPECTS IS DISCLOSED IN REPORTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING IN THE "CERTAIN BUSINESS CONSIDERATIONS SECTION" OF OUR ANNUAL REPORT ON FORM 10-K.

PART II -      OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

        a.     Exhibits.

               Reference is made to the Exhibit Index on Page 15 hereof.

        b.     Reports on Form 8-K.

               No reports on Form 8-K were filed during the fiscal quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:    May 10, 1999             INTERPORE INTERNATIONAL, INC.
                                  (Registrant)


                                  By:   /s/ David C. Mercer
                                        ------------------------------------
                                        David C. Mercer,
                                        Chairman and Chief Executive Officer



                                  By:   /s/ Richard L. Harrison
                                        ------------------------------------
                                         Richard L. Harrison
                                         Sr. Vice President and
                                         Chief Financial Officer

                                  EXHIBIT INDEX


 Exhibit
 Number                            Description
 ------                            -----------
3.01    Certificate of Incorporation of Interpore International, Inc. as
        amended (1)

3.02    Bylaws of Registrant (1)

3.03    Amendment Number One to Bylaws (17)

4.01    Rights Agreement dated November 19, 1998, between Interpore
        International, Inc. and U.S. Stock Transfer Corporation, which includes the form of Certificate of Determination of the Series A Junior
        Participating Preferred Stock of Interpore International, Inc. as
        Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C. (2)

10.01   Revised License Agreement dated March 12, 1984, between Registrant and
        Research Corporation Technologies, Inc., as amended by a First Amendment dated December 7, 1984, and as further amended by a Fourth Amendment dated July 22, 1988 (3)

10.02   Cancellation and Release Agreement dated March 1, 1993 among Registrant,
        Interpore Orthopaedics, Inc., Pfizer, Inc. and Howmedica, Inc. (3)

10.03 Series E Preferred Stock and Common Stock Warrant Purchase Agreement dated December 19, 1991 (3)

10.04   Series E Preferred Stock Purchase Agreement dated October 30, 1992 (3)

10.05   Single Tenant Lease dated July 25, 1991 between Registrant and The
        Irvine Company as amended by a Third Amendment to Lease dated December
        11, 1996 (4)

10.06 Amended Schedule to Loan and Security Agreement dated August 11, 1998 among Registrant, Interpore Orthopaedics, Inc., Cross Medical Products,
        Inc. and Silicon Valley Bank (5)

10.07   Amendment to the Loan Agreement dated August 11, 1998 among Registrant,
        Interpore Orthopaedics, Inc., Cross Medical Products, Inc. and Silicon
        Valley Bank (5)

10.08   Amended and Restated Stock Option Plan dated March 19, 1991 (6), First
        Amendment to the Amended and Restated Stock Option Plan, effective
        October 15, 1991 (3); Amendment to the Amended and Restated Stock Option
        Plan dated September 17, 1994 (7)

10.09   1995 Stock Option Plan (8)

10.10   Stock Option Plan for Non-Employee Directors of Interpore
        International (9)

10.11   Danninger Medical Technology, Inc. Amended and Restated 1984
        Non-Statutory Stock Option Plan (10)

10.12   Danninger Medical Technology, Inc. Amended and Restated 1984 Incentive
        Stock Option Plan (10)

10.13   Cross Medical Products Inc. Amended and Restated 1994 Stock Option
        Plan (10)

10.14   Asset Purchase Agreement dated March 12, 1997, among Cross Medical
        Products, Inc., Danninger Healthcare, Inc. and OrthoLogic Corp. (11)

10.15   Indenture concerning 8.5% Convertible Subordinated Debentures between
        Cross Medical Products, Inc. and Fifth Third Bank (12)

10.16   Supplemental Indenture between Interpore International, Inc. and Cross
        Medical Products, Inc. and Fifth Third Bank (5)

10.17   Form of Indemnification Agreement (13)

10.18   Schedule of Parties to Form of Indemnification Agreement (14)


 Exhibit
 Number                            Description
 ------                            -----------
10.19   Non-Competition Agreement dated September 6, 1996 between Cross Medical
        Products, Inc. and Stephen R. Draper (15)

10.20   Agreement between Dr. Edward Funk and Cross Medical Products, Inc. dated
        February 11, 1998 (16)

10.21   Form of Employment Agreement dated August 17, 1998 between Interpore
        International, Inc. and its executive officers (14)

10.22   Schedule of Parties to Form of Employment Agreement dated August 17,
        1998 (14)

10.23   1999 Consultants Stock Option Plan (18)

10.24   Amended and Restated Employee Qualified Stock Purchase Plan dated
        November 13, 1998

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

(15) Incorporated by reference from the Cross Medical Products, Inc. Quarterly Report on Form 10-Q for the fiscal year ended September 30, 1996.

(16) Incorporated by reference from the Cross Medical Products, Inc. Annual Report on Form 10-K for the year ended December 31, 1997.

(17) Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 1998.

(18) Incorporated by reference from our Proxy Statement for the 1999 Annual Meeting of Stockholders.