Form 10-Q
period 1999-06-30
INTERPORE INTERNATIONAL /CA/
filed 1999-08-12
CIK 854093

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     --------------------------------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1999

                                       or

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

                               Yes [X]   No [ ]

        As of August 6, 1999, there were 14,116,660 shares of the registrant's common stock issued and outstanding.

                          INTERPORE INTERNATIONAL, INC.

                                      INDEX


PART I.   FINANCIAL INFORMATION                                                                   Page(s)
                                                                                                  -------

Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets as of
               June 30, 1999 (unaudited) and December 31, 1998 .................................       3

               Condensed Consolidated Statements of Operations (unaudited)
               for the three month and six month periods ended
               June 30, 1999 and June 30, 1998 .................................................       4

               Condensed Consolidated Statements of Cash Flows
               (unaudited) for the six month periods ended June 30,
               1999 and June 30, 1998 ..........................................................       5

               Notes to Condensed Consolidated Financial Statements ............................       6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations .............................................       9

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders ..................................      14

Item 6.   Exhibits and Reports on Form 8-K .....................................................      14

                          INTERPORE INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                                  JUNE 30,         DECEMBER 31,
                                                                                                    1999               1998
                                                                                                ------------       ------------
                                                                                                 (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                                  $      6,662       $      7,908
     Short-term investments                                                                            2,019                  -
     Accounts receivable, less allowance for doubtful accounts of
          $461 and $506 in 1999 and 1998, respectively                                                 8,224              6,418
    Inventories                                                                                       12,330             12,115
    Prepaid expenses                                                                                   1,837              1,205
    Deferred income taxes                                                                              1,426              1,426
    Other current assets                                                                                 254                436
                                                                                                ------------       ------------
Total current assets                                                                                  32,752             29,508

Property, plant and equipment, net                                                                     1,561              1,467
Deferred income taxes                                                                                  2,559              2,559
Intangible assets, net                                                                                   362                338
Other assets                                                                                             306                330
                                                                                                ------------       ------------
Total assets                                                                                    $     37,540       $     34,202
                                                                                                ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
     Current portion of capital lease obligations                                               $         15       $         15
     Accounts payable                                                                                  1,379                609
     Accrued compensation and related expenses                                                         1,191              1,010
     Accrued royalties                                                                                   403                300
     Reserve for products liability claims                                                               192                232
     Accrued disposition costs                                                                           174                250
     Accrued merger-related expenses and restructuring charges                                           509                726
     Other accrued liabilities                                                                         1,179                873
                                                                                                ------------       ------------
Total current liabilities                                                                              5,042              4,015
                                                                                                ------------       ------------

Long-term liabilities:
     Long-term debt                                                                                    3,152              3,152
     Deferred income taxes                                                                                55                 55
     Obligations under capital leases, net                                                                21                 29
                                                                                                ------------       ------------
Total long-term liabilities                                                                            3,228              3,236
                                                                                                ------------       ------------

Contingencies

Stockholders' equity:
   Series E convertible preferred stock, voting, par value $.01 per share:  Authorized shares - 594,000; issued and outstanding shares - 31,573 at June 30, 1999 and
      32,906 at December 31, 1998; aggregate liquidation value  of $237 at June 30,
      1999 and $247 at December 31, 1998                                                                   -                  -
   Preferred stock, par value $.01 per share: Authorized shares - 4,406,000;
      outstanding shares - none                                                                            -                  -
   Common stock, par value $.01 per share: Authorized shares - 50,000,000; issued and outstanding shares - 14,116,662 at June 30, 1999 and 14,059,690 at December 31,
      1998                                                                                               141                140
   Additional paid-in-capital                                                                         44,115             43,962
   Accumulated deficit                                                                               (11,877)           (14,042)
                                                                                                ------------       ------------
                                                                                                      32,379             30,060
   Less treasury stock, at cost - 605,000 shares at June 30, 1999 and December
      31, 1998
                                                                                                      (3,109)            (3,109)
                                                                                                ------------       ------------
Total stockholders' equity                                                                            29,270             26,951
                                                                                                ------------       ------------
Total liabilities and stockholders' equity                                                      $     37,540       $     34,202
                                                                                                ============       ============


See accompanying notes.

                          INTERPORE INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                          JUNE 30,                             JUNE 30,
                                                               -----------------------------         -----------------------------
                                                                  1999               1998               1999               1998
                                                               ----------         ----------         ----------         ----------
Net sales                                                      $    9,642         $    7,333         $   18,628         $   14,703
Cost of goods sold                                                  2,946              2,214              5,755              4,050
                                                               ----------         ----------         ----------         ----------
Gross profit                                                        6,696              5,119             12,873             10,653
                                                               ----------         ----------         ----------         ----------

Operating expenses:
     Research and development                                       1,130                951              2,042              1,812
     Selling and marketing                                          3,469              2,966              6,733              5,705
     General and administrative                                     1,121              1,087              2,136              2,123
     Merger-related expenses                                            -              2,963                  -              3,031
     Restructuring charges                                              -              1,512                  -              1,512
                                                               ----------         ----------         ----------         ----------
Total operating expenses                                            5,720              9,479             10,911             14,183
                                                               ----------         ----------         ----------         ----------

Income (loss) from operations                                         976             (4,360)             1,962             (3,530)
                                                               ----------         ----------         ----------         ----------

Interest income                                                        98                204                194                444
Interest expense                                                      (88)              (258)              (173)              (391)
Other income                                                           97                 93                182                158
                                                               ----------         ----------         ----------         ----------
Total interest and other income, net                                  107                 39                203                211
                                                               ----------         ----------         ----------         ----------

Income (loss) before taxes                                          1,083             (4,321)             2,165             (3,319)
Income tax provision                                                    -                  -                  -                 59
                                                               ==========         ==========         ==========         ==========
Net income (loss)                                              $    1,083         $   (4,321)        $    2,165         $   (3,378)
                                                               ==========         ==========         ==========         ==========

Net income (loss) per share:
     Basic                                                     $      .08         $     (.31)        $      .16         $     (.24)
     Diluted                                                   $      .08         $     (.31)        $      .16         $     (.24)

Shares used in computing net income (loss) per share:
     Basic                                                         13,503             13,894             13,497             13,853
     Diluted                                                       14,262             13,894             14,279             13,853


See accompanying notes.

                          INTERPORE INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                       SIX MONTHS ENDED JUNE 30,
                                                                     -----------------------------
                                                                        1999               1998
                                                                     ----------         ----------

OPERATING ACTIVITIES
Net income (loss)                                                    $    2,165         $   (3,378)
Adjustments to reconcile net income (loss)  to net cash
     provided by (used in) operating activities:
          Depreciation and amortization                                     450                348
          Loss on disposal of property, plant and equipment                   -                229
          Changes in operating assets and liabilities:
               Accounts receivable                                       (1,806)              (113)
               Inventories                                                 (215)            (1,156)
               Prepaid expenses                                            (632)              (781)
               Other assets                                                 182              1,013
               Deferred income taxes                                          -               (111)
               Accounts payable                                             770                462
               Accrued liabilities                                          257               (109)
                                                                     ----------         ----------
Net cash provided by (used in) operating activities                       1,171             (3,596)
                                                                     ----------         ----------

INVESTING ACTIVITIES
Sales (purchase) of short-term investments, net                          (2,019)             2,828
Capital expenditures                                                       (464)              (234)
Expenditures for patent rights                                              (80)               (22)
                                                                     ----------         ----------
Net cash provided by (used in) investing activities                      (2,563)             2,572
                                                                     ----------         ----------

FINANCING ACTIVITIES
Repayment of long-term debt and capital lease obligations                    (8)               (87)
Proceeds from exercise of stock options                                     100                482
Proceeds from employee stock purchase plan                                   54                 63
                                                                     ----------         ----------
Net cash provided by financing activities                                   146                458
                                                                     ----------         ----------

Net decrease in cash and cash equivalents                                (1,246)              (566)
Cash and cash equivalents at beginning of period                          7,908             11,809
                                                                     ==========         ==========
Cash and cash equivalents at end of period                           $    6,662         $   11,243
                                                                     ==========         ==========


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

2.  BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared without audit, pursuant to Securities and Exchange Commission regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position at June 30, 1999 and the consolidated results of operations and cash flows for the periods ended June 30, 1999 and 1998.

        The accompanying condensed consolidated financial statements include the accounts of Interpore Cross and its subsidiaries after elimination of all significant intercompany transactions.

        The results of operations and cash flows for the periods ended June 30, 1999 are not necessarily indicative of results to be expected for future quarters or the full year.

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

4.  INVENTORIES

        Inventories are stated at the lower of average cost or market. Inventories are comprised of the following (in thousands):

                            June 30,      December 31,
                             1999             1998
                         ------------     ------------
Raw materials            $        936     $      1,024
Work-in-process                   503              279
Finished goods                 10,891           10,812

                         ============     ============
                         $     12,330     $     12,115
                         ============     ============

5.  CONTINGENCIES

        Cross and a number of other spinal implant manufacturers were named as defendants in various products liability lawsuits alleging injuries from spinal implants supplied by Cross and others. All such lawsuits were consolidated for pretrial proceedings in the Federal District Court for the Eastern District of Pennsylvania and, on February 22, 1995, class certification was denied. This forced the plaintiffs to file individual, rather than class action suits. Over 1,100 such suits were initially filed; however, Cross was dismissed from these lawsuits for failure of the plaintiffs to state a viable claim. A large number of plaintiffs filed new lawsuits against Cross and others alleging, in addition to damages from spinal implants, a conspiracy among manufacturers, physicians and other spinal implant industry members to defraud the public and market products without the proper regulatory approvals. Cross was named as a defendant, among others, in approximately 797 such lawsuits. Interpore Cross cannot estimate precisely the number of such lawsuits that may eventually be filed or in how many lawsuits Cross will be named as a defendant. In approximately 235 of these cases, which involved products manufactured by Acromed, another spinal implant manufacturer, Cross has been dismissed as a defendant. Cross has also been dismissed as a defendant from approximately 79 additional cases. Of the remaining conspiracy cases, none involve products manufactured by Cross. In June 1999, the plaintiffs agreed to dismiss Cross as a defendant in all but eight of the remaining cases. This agreement awaits ruling by the court.

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

6.  LONG-TERM DEBT

        The 8.5% Convertible Subordinated Debentures (the "Debentures") due June 1, 2003 are convertible at any time before maturity, unless previously redeemed, into shares of Interpore Cross common stock at a conversion price of $6.37 per share. Beginning July 1, 1999 and on July 1 of each succeeding year, Interpore Cross will be obligated to redeem any Debentures tendered by June 1, 1999 or June 1 of any succeeding year, respectively, at 100% of the principal amount thereof plus accrued interest, subject to an annual limitation of $25,000 per holder and an annual aggregate limitation of $262,500. During the first six months of 1999, no Debentures were converted into shares of Interpore Cross common stock. The fair value of the Debentures approximates the book value at June 30, 1999 and December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS

        Interpore International, Inc. ("Interpore Cross") designs, manufactures and markets synthetic bone and tissue products and spinal implant devices. Our merger with Cross Medical Products, Inc. ("Cross") in May 1998 has significantly increased our focus on the spine market, one of the fastest growing areas within the orthopaedic marketplace. We report our sales in two product categories: spinal implant products and bone biologics.

        In the spinal implant products category, we offer the Synergy(TM) Spinal System, which is used to facilitate spine fusions in patients suffering from degenerative conditions and deformities of the spine. These conditions frequently cause severe pain and loss of muscle function in patients. The Synergy System is comprised of titanium or stainless steel hooks, rods and screws and the instruments required for the surgeon to assemble a construct which restores the natural anatomy, keeping it immobilized while a bone graft eventually fuses the vertebrae naturally.

        Bone biologics are comprised of Pro Osteon(R) bone graft substitute products and OEM hydroxyapatite products. These products are derived from coral and serve as a lattice for new bone growth when implanted into a bone defect. The unique, interconnected porous architecture of the product is a key to its success as a bone graft substitute. Bone graft substitutes such as Pro Osteon offer distinct advantages over autografts and allografts. In an autograft, bone is taken from another part of the patient's body, which frequently creates pain, longer recovery, and risk of other complications for the patient. An allograft, or bone taken from a cadaver, carries the risk of implant rejection or disease transmission. Bone biologics also includes our recently introduced AGF(TM) (Autologous Growth Factors(TM)) related products, which can be used with a bone graft material, such as Pro Osteon, to encourage bone growth. AGF is comprised of concentrated growth factors derived from platelets in the patient's own blood during the surgical procedure.

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

        Currently, the surgeon is the key decision maker with respect to the purchase of our products, and the hospital pays our invoices directly. However, for many other medical device products, the purchasing decision has been assumed by hospital purchasing departments, buying groups or managed care organizations. Also, for some other medical device products, insurance companies and Medicare have refused to reimburse the hospital, or the company directly in the case of direct-to-insurer billing by the company, and therefore reimbursement becomes an issue. These factors have not been an issue for us to date. However, in the future there can be no assurance that the decision-making responsibility will not shift from the surgeon, or that reimbursement will not become an issue affecting our revenues. Other factors potentially affecting continued revenue growth include: the pricing practices of our competitors, competitive new product introductions, and our ability to continue to attract and retain qualified direct sales representatives, independent agents, and distributors. Sales to our OEM customers and our international distributors are affected by their purchasing practices, and in the case of international sales, by the financial capacity of our distributors and the economic conditions in their countries. Continued revenue growth may also depend upon our ability to successfully introduce new products or product improvements. See "Certain Business Considerations" in our 1998 Annual Report on Form 10-K.

SIGNIFICANT EVENT

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

RESULTS OF OPERATIONS

        The following table presents our results of operations as percentages:

                                            Three months ended June 30,                     Six months ended June 30,
                                     -----------------------------------------      -----------------------------------------
                                                                    Percentage                                     Percentage
                                      Percentage of net sales         change         Percentage of net sales         change
                                     -------------------------      ----------      -------------------------      ----------
                                                                     1999 vs.                                       1999 vs.
                                        1999           1998            1998            1999           1998            1998
                                     ----------     ----------      ----------      ----------     ----------      ----------
Net sales                                 100.0%         100.0%           31.5%          100.0%         100.0%           26.7%
Cost of goods sold                         30.6%          30.2%           33.1%           30.9%          27.5%           42.1%
                                     ----------     ----------      ----------      ----------     ----------      ----------
    Gross profit                           69.4%          69.8%           30.8%           69.1%          72.5%           20.8%
                                     ----------     ----------      ----------      ----------     ----------      ----------
Operating expense:
  Research and development                 11.7%          13.0%           18.8%           11.0%          12.3%           12.7%
  Selling and marketing                    36.0%          40.5%           17.0%           36.1%          38.8%           18.0%
  General and administrative               11.6%          14.8%            3.1%           11.5%          14.5%             .6%
  Merger-related expenses                     -           40.4%            n/a               -           20.6%            n/a
  Restructuring charges                       -           20.6%            n/a               -           10.3%            n/a
                                     ----------     ----------      ----------      ----------     ----------      ----------
Total operating expenses                   59.3%         129.3%          (39.7%)          58.6%          96.5%          (23.1%)
                                     ----------     ----------      ----------      ----------     ----------      ----------
Income (loss) from operations              10.1%         (59.5%)           n/a            10.5%         (24.0%)           n/a
                                     ==========     ==========      ==========      ==========     ==========      ==========

Three months ended June 30, 1999 and 1998

        For the quarter ended June 30, 1999, net sales of $9.6 million were $2.3 million or 31.5% higher than net sales of $7.3 million for the same period of 1998.

                                      Three months ended June 30,               Change
                                      --------------------------      --------------------------
                                         1999            1998           Amount             %
                                      ----------      ----------      ----------      ----------
Spinal implant product sales ...      $    5,276      $    3,992      $    1,284            32.2%
Bone biologics product sales ...           4,366           3,341           1,025            30.7%
                                      ----------      ----------      ----------      ----------
Total net sales ................      $    9,642      $    7,333      $    2,309            31.5%
                                      ==========      ==========      ==========      ==========

        Sales of spinal implant products increased in the quarter ended June 30, 1999 by $1.3 million or 32.2% to $5.3 million compared to $4.0 million for the quarter ended June 30, 1998. The increase reflects continued market penetration of the Synergy Spinal System, aided by the improved distribution and greater domestic territory coverage following the merger.

        Sales of bone biologics products increased by $1.0 million or 30.7% to $4.4 million for the three months ended June 30, 1999 compared to $3.3 million for the three months ended June 30, 1998. Our new AGF related products, used to collect and concentrate growth factors from the patient's blood, were launched on a nationwide basis during the quarter and accounted for $563,000 of the increase in sales of bone biologics products. Pro Osteon sales increased by $292,000 or 9.1% versus the same quarter of 1998. OEM bone biologics products, which are dependent upon the ordering patterns of two customers, increased by $170,000 or 147% in the second quarter of 1999 compared to the same quarter of 1998.

        Total domestic sales of bone biologics and spinal implant products increased 35.5% or $1.9 million to $7.3 million for the three months ended June 30, 1999 compared to $5.4 million for the same period of 1998. International sales increased $390,000 or 20.2% to $2.3 million for the second quarter of 1999 from $1.9 million for the second quarter of 1998.

        The gross margin as percentage of sales for the quarter ended June 30, 1999 was 69.4%, approximately the same as the 69.8% gross margin for the quarter ended June 30, 1998.

        Total operating expenses for the quarter ended June 30, 1999 decreased by 39.7% or $3.8 million to $5.7 million as compared to $9.5 million for the same quarter of 1998 due to $4.5 million of merger-related expenses and restructuring charges recorded in the quarter ended June 30, 1998. There were no merger-related expenses or restructuring charges during the second quarter of 1999. Excluding these charges, operating expenses increased by $716,000 or 14.3% but decreased as a percentage of sales from 68.2% in the second quarter of 1998 to 59.3% in the second quarter of 1999. Research and development expenses increased by 18.8% or $179,000 due primarily to the hiring of personnel for spinal implant product development projects. Selling and marketing expenses increased $503,000 or 17.0% compared to the second quarter of 1998 primarily due to increased commissions on higher sales. General and administrative expenses increased by 3.1% or $34,000.

        The $68,000 or 174.4% increase in net interest and other income relates to a reduction in interest expense partially offset by reduced interest income. Interest expense was higher in the 1998 period due primarily to the write-off of prepaid debt issuance costs associated with convertible debentures which were redeemed during the period along with a subsequent reduction of interest expense on the lower outstanding debt. The decrease in interest income was caused by lower average cash, cash equivalents and short-term investments in the second quarter of 1999 compared to the second quarter of 1998 due to the payment of merger-related expenses, restructuring charges and non-recurring charges; the repurchase of our common stock; and the redemption of convertible debentures during 1998.

        No income tax provisions were recorded in the second quarter of 1999 and the second quarter of 1998 due to the utilization of net operating loss carryforwards.

Six months ended June 30, 1999 and 1998

        For the six months ended June 30, 1999, net sales of $18.6 million were $3.9 million or 26.7% higher than net sales of $14.7 million for the same period of 1998.

                                       Six months ended June 30,                  Change
                                      ---------------------------       ---------------------------
                                         1999             1998            Amount              %
                                      ----------       ----------       ----------       ----------
Spinal implant product sales ...      $   10,119       $    7,655       $    2,464             32.2%
Bone biologics product sales ...           8,509            7,048            1,461             20.7%
                                      ==========       ==========       ==========       ==========
Total net sales ................      $   18,628       $   14,703       $    3,925             26.7%
                                      ==========       ==========       ==========       ==========

        Sales of spinal implant products increased in the six months ended June 30, 1999 by $2.5 million or 32.2% to $10.1 million compared to $7.7 million for the six months ended June 30, 1998. The increase reflects continued market penetration of the Synergy Spinal System, aided by the improved distribution and greater domestic territory coverage following the merger.

        Sales of bone biologics products increased by $1.5 million or 20.7% to $8.5 million for the six months ended June 30, 1999 compared to $7.0 million for the six months ended June 30, 1998. AGF related products accounted for $882,000 of the increase in sales of bone biologics products. Sales of OEM bone biologics products increased by $373,000 or 167% in the six months ended of June 30, 1999 compared to the same period of 1998, and Pro Osteon sales increased by $206,000 or 3.0% versus the same period of 1998.

        Total domestic sales of bone biologics and spinal implant products increased 32.1% or $3.4 million to $14.2 million for the six months ended June 30, 1999 compared to $10.7 million for the same period of 1998. International sales increased $486,000 or 12.2% to $4.5 million for the first six months of 1999 from $4.0 million for the first six months of 1998.

        For the six months ended June 30, 1999, the gross margin was 69.1% of sales compared to 72.5% of sales for the six months ended June 30, 1998. The gross margin for the 1998 period was higher largely due to favorable manufacturing variances at Cross during the first quarter of 1998. Additionally, spinal implant products have lower gross margins than our bone biologics products, and the comparatively higher growth in sales of spinal implant products versus bone biologics products reduced the weighted average gross margin on total sales.

        Total operating expenses for the six months ended June 30, 1999 decreased by 23.1% or $3.3 million to $10.9 million as compared to $14.2 million for the same period of 1998. Excluding $4.5 million of merger related expenses and restructuring charges in the first six months of 1998, operating expenses increased 13.2% or $1.3 million but decreased as a percentage of sales to 58.6% from 65.6%. Research and development expenses increased by 12.7% or $230,000 due primarily to the hiring of personnel for spinal implant product development projects. Selling and marketing expenses increased $1.0 million or 18.0% compared to the first six months of 1998 primarily due to increased commissions on higher sales. General and administrative expenses remained relatively unchanged between the two periods. There were no merger-related expenses or non-recurring charges during the first half of 1999.

        Total interest and other income remained fairly level as reduced interest income on lower cash, cash equivalents and short-term investments balances in 1999 was mostly offset by reduced interest expense. Interest expense was higher in the 1998 period due primarily to the write-off of prepaid debt issuance costs associated with convertible debentures which were redeemed during the period along with a subsequent reduction of interest expense on the lower outstanding debt. The decrease in interest income was caused by lower average cash, cash equivalents and short-term investments in the first six months of 1999 compared to the same period of 1998 due to the payment of merger-related expenses, restructuring charges and non-recurring charges; the repurchase of our common stock; and the redemption of convertible debentures during 1998.

        No income tax provision was recorded in the first six months of 1999 and limited income tax provision was recorded in the first six months of 1998 due to the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 1999, cash, cash equivalents and short-term investments totaled $8.7 million as compared to $7.9 million as of December 31, 1998. Total working capital increased to $27.7 million from $25.5 million and the current ratio decreased to 6.5 at June 30, 1999 from 7.3 at December 31, 1998.

        Our $8.7 million of cash, cash equivalents and short-term investments at June 30, 1999 is available to support the continued investment in the development of our business, including the development or acquisition of new bone biologic and spinal implant products, and possible acquisitions of technologies or businesses. We have a $5 million revolving line of credit that had no amount outstanding at June 30, 1999 and which expires in June 2000.

        At June 30, 1999, there were no material commitments for capital expenditures.

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

State of Readiness

        We have reviewed our software, hardware, vendors and customers (collectively "Elements") and have determined those which we consider to be mission critical. For Elements determined to be mission critical, we are in the process of obtaining assurances of Year 2000 compliance. The assurances being sought are in the form of vendor or customer certifications, identification of alternatives, Company-administered testing efforts, or a combination of certain assurances. We have tested critical software and hardware systems and have not determined any to be non-compliant. The process of obtaining vendor and customer certifications is partially complete, and we have not yet identified any critical vendor or customer that does not expect to be compliant. To date, we have not needed to implement any major system or software replacements. We expect to be materially Year 2000 compliant by December 31, 1999, however, we have no way of ensuring that all mission critical vendors or customers will be Year 2000 compliant, and their inability to become compliant on a timely basis could materially impact our operations or financial condition.

Costs to Address Our Year 2000 Issues

        Through June 30, 1999, we have not incurred any material direct costs associated with Year 2000 issues. While the process of evaluating Elements is not complete, we do not believe that we will need to replace any material non-compliant systems or hire any Year 2000 solution providers. Therefore, we estimate that future costs to address Year 2000 issues will not be material.

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

--------------


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

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 21, 1999, Interpore Cross held its 1999 Annual Meeting of Stockholders to vote on three proposals. The number of shares entitled to vote was 13,491,028 of the Interpore Cross' Common Stock and 31,573 shares of Interpore Cross' Series E Preferred Stock. The number of shares represented in person was 11,808,996 shares of Common Stock and Series E Preferred Stock. The Preferred Stock voted on an as-converted basis on all matters. All voting information is expressed on an as-converted or common-equivalent basis.

The following are the voting results of the three proposals:

        PROPOSAL ONE:    Election of two Class I members of the Board of
                         Directors of Interpore Cross to serve until the Annual
                         Meeting of Stockholders in the year 2002 or until their successors are duly elected and qualified:

                                                        Percentage of shares
        Nominee                   Number of votes       present and voting
        -------                   ---------------       --------------------
        G. Bradford Jones           11,587,860                  98%
        Robert J. Williams          11,587,660                  98%

        PROPOSAL TWO:    Ratification of the approval of the amendment and
                         restatement of the Employee Qualified Stock Purchase
                         Plan.

                                              Percentage of
                       Number of votes        shares outstanding
                       ---------------        ------------------
        For:              10,833,852                  80%
        Against:             921,232                   7%
        Abstain:              53,912                   0%

        PROPOSAL THREE:  Ratification and approval of adoption of the Interpore
                         Cross International 1999 Consultants Stock Option Plan

                                               Percentage of
                        Number of votes        shares outstanding
                        ---------------        ------------------
        For:              10,685,637                  79%
        Against:           1,021,930                   7%
        Abstain:             101,429                   1%


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a.      Exhibits.

                Reference is made to the Exhibit Index on Page 16 hereof.

        b.      Reports on Form 8-K.

                No reports on Form 8-K were filed during the fiscal quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  August 6, 1999                  INTERPORE INTERNATIONAL, INC.
                                       (Registrant)


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

10.03 Series E Preferred Stock and Common Stock Warrant Purchase Agreement dated December 19, 1991 (3)

10.04      Series E Preferred Stock Purchase Agreement dated October 30, 1992
           (3)

10.05 Single Tenant Lease dated July 25, 1991 between Registrant and The Irvine Company as amended by a Third Amendment to Lease dated December 11, 1996 (4)

10.06 Amended and Restated Loan and Security Agreement dated June 22, 1999 among Registrant, Interpore Orthopaedics, Inc., Cross Medical Products, Inc., Interpore Cross International, Inc. and Silicon Valley Bank

10.07 Amended and Restated Stock Option Plan dated March 19, 1991 (6), First Amendment to the Amended and Restated Stock Option Plan, effective October 15, 1991 (3); Amendment to the Amended and Restated Stock Option Plan dated September 17, 1994 (7)

10.08      1995 Stock Option Plan (8)

10.09      Stock Option Plan for Non-Employee Directors of Interpore
           International (9)

10.10 Danninger Medical Technology, Inc. Amended and Restated 1984 Non-Statutory Stock Option Plan (10)

10.11 Danninger Medical Technology, Inc. Amended and Restated 1984 Incentive Stock Option Plan (10)

10.12 Cross Medical Products, Inc. Amended and Restated 1994 Stock Option Plan (10)

10.13 Asset Purchase Agreement dated March 12, 1997, among Cross Medical Products, Inc., Danninger Healthcare, Inc. and OrthoLogic Corp. (11)

10.14 Indenture concerning 8.5% Convertible Subordinated Debentures between Cross Medical Products, Inc. and Fifth Third Bank (12)

10.15 Supplemental Indenture between Interpore International, Inc., Cross Medical Products, Inc. and Fifth Third Bank (5)

10.16      Form of Indemnification Agreement (13)

10.17      Schedule of Parties to Form of Indemnification Agreement (14)

Exhibit
Number                                  Description
-------                                 -----------

10.18 Non-Competition Agreement dated September 6, 1996 between Cross Medical Products, Inc. and Stephen R. Draper (15)

10.19 Agreement between Dr. Edward Funk and Cross Medical Products, Inc. dated February 11, 1998 (16)

10.20 Form of Employment Agreement dated August 17, 1998 between Interpore International, Inc. and its executive officers (14)

10.21 Schedule of Parties to Form of Employment Agreement dated August 17, 1998 (14)

10.22      1999 Consultants Stock Option Plan (18)

10.23 Amended and Restated Employee Qualified Stock Purchase Plan dated November 13, 1998 (19)

11.01      Computations of Net Income per Share

27.01      Financial Data Schedule

---------------

1 Incorporated by reference from our Registration Statement on Form S-4, Registration No. 333-49487.

2 Incorporated by reference from our Current Report on Form 8-K dated December 1, 1998.

3 Incorporated by reference from our Registration Statement on Form S-1, Registration No. 33-69872.

4 Incorporated by reference from our Current Report on Form 8-K dated February 11, 1998.

5 Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.

6 Incorporated by reference from our Registration Statement on Form S-8, Registration No. 33-77426.

7 Incorporated by reference from our Registration Statement on Form S-8, Registration No. 33-86290.

8 Incorporated by reference from our Proxy Statement for the 1994 Annual Meeting of Shareholders.

9 Incorporated by reference from our Proxy Statement for the 1995 Annual Meeting of Shareholders.

10 Incorporated by reference from our Registration Statement on Form S-8, Registration No. 333-53775.

11 Incorporated by reference from the Cross Medical Products, Inc. Annual Report on Form 10-K for the year ended December 31, 1996.

12 Incorporated by reference from the Cross Medical Products, Inc. Registration Statement on Form S-2, Registration No. 333-02273.

13 Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.

14 Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.

15 Incorporated by reference from the Cross Medical Products, Inc. Quarterly Report on Form 10-Q for the fiscal year ended September 30, 1996.

16 Incorporated by reference from the Cross Medical Products, Inc. Annual Report on Form 10-K for the year ended December 31, 1997.

17 Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 1998.

18 Incorporated by reference from our Proxy Statement for the 1999 Annual Meeting of Stockholders.

19 Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999.