Form 10-Q
period 1999-09-30
INTERPORE INTERNATIONAL /CA/
filed 1999-11-12
CIK 854093

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ______________________ to ___________________


                           Commission File No. 0-22958


                          INTERPORE INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                            95-3043318
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. employer
 incorporation or organization)                           identification number)


181 TECHNOLOGY DRIVE, IRVINE, CALIFORNIA                        92618-2402
----------------------------------------                        ----------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of November 5, 1999, there were 13,524,069 shares of the registrant's common stock issued and outstanding.

                          INTERPORE INTERNATIONAL, INC.

                                      INDEX

                                                                         Page(s)
                                                                         -------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets as of September 30, 1999
          (unaudited) and December 31, 1998 ..............................  3

        Condensed Consolidated Statements of Operations (unaudited)
          for the three month and nine month periods ended
          September 30, 1999 and September 30, 1998 ......................  4

        Condensed Consolidated Statements of Cash Flows (unaudited)
          for the nine month periods ended September 30, 1999 and
          September 30, 1998 .............................................  5

        Notes to Condensed Consolidated Financial Statements .............  6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations ............................  8

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ................................ 13

                          INTERPORE INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                         1999             1998
                                                                      -----------     -----------
                                                                      (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                           $  6,626        $  7,908
   Short-term investments                                                 3,516              --
   Accounts receivable, less allowance for doubtful
     accounts of $486 and $506 in 1999 and 1998, respectively             7,657           6,418
   Inventories                                                           13,540          12,115
   Prepaid expenses                                                       1,590           1,205
   Deferred income taxes                                                  1,426           1,426
   Other current assets                                                     272             436
                                                                       --------        --------
Total current assets                                                     34,627          29,508

Property, plant and equipment, net                                        1,463           1,467
Deferred income taxes                                                     2,559           2,559
Intangible assets, net                                                      382             338
Other assets                                                                244             330
                                                                       --------        --------
Total assets                                                           $ 39,275        $ 34,202
                                                                       ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of capital lease obligations                      $     15        $     15
     Accounts payable                                                     1,959             609
     Accrued compensation and related expenses                            1,420           1,010
     Accrued royalties                                                      422             300
     Reserve for products liability claims                                  199             232
     Accrued disposition costs                                              142             250
     Accrued merger-related expenses and restructuring charges              410             726
     Other accrued liabilities                                              820             873
                                                                       --------        --------
Total current liabilities                                                 5,387           4,015
                                                                       --------        --------
Long-term liabilities:
     Long-term debt                                                       3,152           3,152
     Deferred income taxes                                                   55              55
     Obligations under capital leases, net                                   17              29
                                                                       --------        --------
Total long-term liabilities                                               3,224           3,236
                                                                       --------        --------

Contingencies

Stockholders' equity:
   Series E convertible preferred stock, voting, par value
     $.01 per share:
     Authorized shares - 594,000; issued and outstanding
       shares - 31,573 at September 30, 1999 and 32,906 at
       December 31, 1998; aggregate liquidation value of $237
       at September 30, 1999 and $247 at December 31, 1998                   --              --
     Preferred stock, par value $.01 per share:
       Authorized shares - 4,406,000; outstanding shares - none              --              --
     Common stock, par value $.01 per share: Authorized shares
       - 50,000,000; issued and outstanding shares - 14,116,660
       at September 30, 1999 and 14,059,690 at December 31, 1998            141             140
   Additional paid-in-capital                                            44,115          43,962
   Accumulated deficit                                                  (10,483)        (14,042)
                                                                       --------        --------
                                                                         33,773          30,060
   Less treasury stock, at cost - 605,000 shares at
     September 30, 1999 and December 31, 1998                            (3,109)         (3,109)
                                                                       --------        --------
Total stockholders' equity                                               30,664          26,951
                                                                       --------        --------
Total liabilities and stockholders' equity                             $ 39,275        $ 34,202
                                                                       ========        ========

See accompanying notes.

                          INTERPORE INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                                               SEPTEMBER 30,              SEPTEMBER 30,
                                                          ----------------------      ----------------------
                                                            1999          1998          1999          1998
                                                          --------      --------      --------      --------
Net sales                                                 $  9,549      $  7,343      $ 28,177      $ 22,046
Cost of goods sold                                           2,651         2,130         8,406         6,180
                                                          --------      --------      --------      --------
Gross profit                                                 6,898         5,213        19,771        15,866
                                                          --------      --------      --------      --------

Operating expenses:
     Research and development                                1,041           890         3,083         2,702
     Selling and marketing                                   3,508         2,905        10,241         8,610
     General and administrative                              1,100         1,019         3,236         3,142
     Merger-related expenses                                    --            --            --         3,031
     Restructuring charges                                      --            --            --         1,512
     Non-recurring charges                                      --           381            --           381
                                                          --------      --------      --------      --------
Total operating expenses                                     5,649         5,195        16,560        19,378
                                                          --------      --------      --------      --------

Income (loss) from operations                                1,249            18         3,211        (3,512)
                                                          --------      --------      --------      --------

Interest income                                                120           157           314           601
Interest expense                                               (87)         (117)         (260)         (508)
Other income                                                   112           108           294           266
                                                          --------      --------      --------      --------
Total interest and other income, net                           145           148           348           359
                                                          --------      --------      --------      --------

Income (loss) before taxes                                   1,394           166         3,559        (3,153)
Income tax provision                                            --            --            --            59
                                                          --------      --------      --------      --------
Net income (loss)                                         $  1,394      $    166      $  3,559      $ (3,212)
                                                          ========      ========      ========      ========

Net income (loss) per share:
     Basic                                                $    .10      $    .01      $    .26      $   (.23)
     Diluted                                              $    .10      $    .01      $    .26      $   (.23)

Shares used in computing net income (loss)
  per share:
     Basic                                                  13,512        13,989        13,492        13,898
     Diluted                                                14,473        14,301        14,347        13,898

See accompanying notes.

                          INTERPORE INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                  ------------------------
                                                                    1999            1998
                                                                  --------        --------
OPERATING ACTIVITIES

Net income (loss)                                                 $  3,559        $ (3,212)
Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
          Depreciation and amortization                                639             543
          Loss on disposal of property, plant and equipment             --             229

          Changes in operating assets and liabilities:
               Accounts receivable                                  (1,239)            254
               Inventories                                          (1,425)         (1,699)
               Prepaid expenses                                       (385)           (402)
               Other assets                                            250             857
               Deferred income taxes                                    --              28
               Accounts payable                                      1,350             176
               Accrued liabilities                                      22            (551)
                                                                  --------        --------
Net cash provided by (used in) operating activities                  2,771          (3,777)
                                                                  --------        --------

INVESTING ACTIVITIES

Sales (purchases) of short-term investments, net                    (3,516)          2,843
Capital expenditures                                                  (550)           (599)
Expenditures for patent rights                                        (129)            (26)
                                                                  --------        --------
Net cash provided by (used in) investing activities                 (4,195)          2,218
                                                                  --------        --------

FINANCING ACTIVITIES

Repayment of long-term debt and capital lease obligations              (12)         (1,751)
Proceeds from exercise of stock options                                100             650
Proceeds from employee stock purchase plan                              54              63
                                                                  --------        --------
Net cash provided by (used in) financing activities                    142          (1,038)
                                                                  --------        --------

Net decrease in cash and cash equivalents                           (1,282)         (2,597)
Cash and cash equivalents at beginning of period                     7,908          11,809
                                                                  --------        --------
Cash and cash equivalents at end of period                        $  6,626        $  9,212
                                                                  ========        ========

See accompanying notes.

                          INTERPORE INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

        Interpore International, Inc., doing business as Interpore Cross International ("Interpore Cross"), is a medical device company that operates in one business segment: the design, manufacture and marketing of medical products, including synthetic bone and tissue products and spinal implant devices. The products are distributed in the United States and internationally.

2.  BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared without audit, pursuant to Securities and Exchange Commission regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position at September 30, 1999 and the consolidated results of operations and cash flows for the periods ended September 30, 1999 and 1998.

        The accompanying condensed consolidated financial statements include the accounts of Interpore Cross and its subsidiaries after elimination of all significant intercompany transactions.

        The results of operations and cash flows for the periods ended September 30, 1999 are not necessarily indicative of results to be expected for future quarters or the full year.

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

                          INTERPORE INTERNATIONAL, INC.

                                   (unaudited)

4.  INVENTORIES

        Inventories are stated at the lower of average cost or market. Inventories are comprised of the following (in thousands):

                                 September 30,     December 31,
                                     1999             1998
                                 ------------      ------------
    Raw materials                  $ 1,255           $ 1,024
    Work-in-process                    690               279
    Finished goods                  11,595            10,812
                                   -------           -------
                                   $13,540           $12,115
                                   =======           =======

5.  CONTINGENCIES

         Cross and a number of other spinal implant manufacturers were named as defendants in various products liability lawsuits alleging injuries from spinal implants supplied by Cross and others. Over 790 such suits were filed in which a large number of plaintiffs claimed, in addition to damages from spinal implants, a conspiracy among manufacturers, physicians and other spinal implant industry members to defraud the public and market products without the proper regulatory approvals. In approximately 235 of these cases, which involved products manufactured by Acromed, another spinal implant manufacturer, Cross was dismissed as a defendant. In June 1999, the plaintiffs agreed to dismiss Cross as a defendant in substantially all of the remaining cases and on September 27, 1999, the United States Court of Appeals for the Third Circuit affirmed the dismissal. Cross remains a defendant in seven pedicle screw conspiracy cases, none of which involves Cross products, which cases had been remanded to federal and state courts prior to the agreement with the plaintiffs.

        The seven remaining lawsuits are being defended by Cross' insurance carrier, in some cases under a reservation of rights. Cross maintains claims made products liability insurance policies with at least $5 million of coverage both per occurrence and in the aggregate. Interpore Cross and Cross believe that they have adequate insurance for their businesses, however, there can be no assurance that the limits of coverage will be sufficient to cover the cost of defending all lawsuits or the payment of any amounts that may be paid in satisfaction of any settlements or judgments. Further, there can be no assurance that Cross will continue to be able to obtain sufficient amounts of products liability insurance coverage at commercially reasonable premiums. Future operating results could be materially adversely affected by the cost of defending litigation or the formal resolution of pending cases or future claims, whether or not such defense costs, cases or claims are covered by insurance.

        Aside from the conspiracy litigation, the nature of Interpore Cross' business subjects it to products liability and various other legal proceedings from time to time. In the opinion of management, the amount of ultimate liability with respect to any known proceedings or claims will not materially affect the financial position or results of operations of Interpore Cross.

6.  LONG-TERM DEBT

        The 8.5% Convertible Subordinated Debentures (the "Debentures") due June 1, 2003 are convertible at any time before maturity, unless previously redeemed, into shares of Interpore Cross common stock at a conversion price of $6.37 per share. Beginning July 1, 1999 and on July 1 of each succeeding year, Interpore Cross will be obligated to redeem any Debentures tendered by June 1, 1999 or June 1 of any succeeding year, respectively, at 100% of the principal amount thereof plus accrued interest, subject to an annual limitation of $25,000 per holder and an annual aggregate limitation of $262,500. During the first nine months of 1999, no Debentures were converted into shares of Interpore Cross common stock. The fair value of the Debentures approximates the book value at September 30, 1999 and December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS

        Interpore International, Inc. ("Interpore Cross") designs, manufactures and markets medical products, including synthetic bone and tissue products and spinal implant devices. Our merger with Cross Medical Products, Inc. ("Cross") in May 1998 has significantly increased our focus on the spine market, one of the fastest growing areas within the orthopaedic marketplace. We report our sales in two product categories: spinal implant products and bone biologics.

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

        Bone biologics is comprised of Pro Osteon(R) bone graft substitute products, OEM hydroxyapatite products and AGF(TM) (Autologous Growth Factors(TM)) related products. The bone substitute products are derived from coral and serve as a lattice for new bone growth when implanted into a bone defect. The unique, interconnected porous architecture of the product is a key to its success as a bone graft substitute. Bone graft substitutes such as Pro Osteon offer distinct advantages over autografts and allografts. In an autograft, bone is taken from another part of the patient's body, which frequently creates pain, longer recovery, and risk of other complications for the patient. An allograft, or bone taken from a cadaver, carries the risk of implant rejection or disease transmission. Our AGF related products are used to extract and concentrate growth factors from platelets in the patient's own blood during the surgical procedure. AGF can be used with a bone graft material, such as Pro Osteon, to encourage bone growth and improve handling.

        Prior to the merger, we distributed our bone biologics products through employee direct sales representatives and commissioned independent agents in the U.S., and through stocking distributors outside the U.S. In the U.S. we had been converting to direct representatives because we believed, with only bone graft products in our product portfolio, we could get more focused sales time compared to independent agents carrying other product lines. Cross was distributing its products in the U.S. solely through independent agents, and internationally through stocking distributors. In the U.S., both companies' sales forces were calling directly on the same decision-maker - the orthopaedic/spine surgeon, providing part of the rationale for the merger. Once the merger was completed, the respective companies' product portfolios were combined, and as a result we found we could attract independent agents that desired our complementary product portfolio and that possessed strong surgeon relationships, an important factor for competing in this industry. Therefore, we have been increasing our use of independent agents for the domestic distribution of both bone biologics and spine products.

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

RESULTS OF OPERATIONS

        The following table presents our results of operations as percentages:

                                            Three months ended September 30,         Nine months ended September 30,
                                          -------------------------------------    -------------------------------------
                                                                     Percentage                               Percentage
                                          Percentage of net sales     change       Percentage of net sales     change
                                          -------------------------------------    -------------------------- ----------
                                                                      1999 vs.                                 1999 vs.
                                             1999          1998         1998           1999         1998         1998
                                            ------        -----       --------        -----        -----        -----
Net sales                                    100.0%       100.0%        30.0%         100.0%       100.0%        27.8%
Cost of goods sold                            27.8%        29.0%        24.5%          29.8%        28.0%        36.0%
                                             -----        -----         ----          -----        -----         ----
    Gross profit                              72.2%        71.0%        32.3%          70.2%        72.0%        24.6%
                                             -----        -----         ----          -----        -----         ----
Operating expense:
  Research and development                    10.9%        12.1%        17.0%          10.9%        12.3%        14.1%
  Selling and marketing                       36.7%        39.6%        20.8%          36.4%        39.1%        18.9%
  General and administrative                  11.5%        13.9%         8.0%          11.5%        14.3%         3.0%
  Merger-related expenses                         -            -          n/a              -        13.7%          n/a
  Restructuring charges                           -            -          n/a              -         6.8%          n/a
  Non-recurring charges                           -         5.2%          n/a              -         1.7%          n/a
                                             -----        -----         ----          -----        -----         ----
Total operating expenses                      59.1%        70.8%         8.7%         58.8%        87.9%         (14.5)%
                                             -----        -----         ----          -----        -----         ----
Income (loss) from operations                 13.1%          .2%         n/a          11.4%        (15.9)%          n/a
                                             =====        =====         ====          ====         =====         =====

Three months ended September 30, 1999 and 1998

        For the quarter ended September 30, 1999, net sales of $9.5 million were $2.2 million or 30.0% higher than net sales of $7.3 million for the same period of 1998.

                                                Three months ended
                                                   September 30,                            Change
                                            --------------------------             ------------------------
                                             1999                1998              Amount               %
                                            ------              ------             ------              ----
Spinal implant product sales                $5,053              $3,502             $1,551              44.3%
Bone biologics product sales                 4,496               3,841                655              17.1%
                                            ------              ------             ------              ----
  Total net sales                           $9,549              $7,343             $2,206              30.0%
                                            ======              ======             ======              ====

        Sales of spinal implant products increased in the quarter ended September 30, 1999 by $1.6 million or 44.3% to $5.1 million compared to $3.5 million for the quarter ended September 30, 1998. The increase reflects continued market penetration of the Synergy Spinal System, aided by the improved distribution and domestic territory coverage following the merger.

        Sales of bone biologics products increased by $655,000 or 17.1% to $4.5 million for the three months ended September 30, 1999 compared to $3.8 million for the three months ended September 30, 1998. Our new AGF related products, which were launched on a nationwide basis during the second quarter, accounted for $759,000 of sales of bone biologics products during the third quarter of 1999. Pro Osteon sales decreased by $108,000 or 2.9% versus the same quarter of 1998. OEM bone biologics products, which are dependent upon the ordering patterns of two customers, remained approximately the same in the third quarter of 1999 compared to the same quarter of 1998.

        Total domestic sales increased 29.6% or $1.8 million to $7.9 million for the three months ended September 30, 1999 compared to $6.1 million for the same period of 1998. Total international sales increased $409,000 or 32.1% to $1.7 million for the third quarter of 1999 from $1.3 million for the third quarter of 1998.

        The gross margin as a percentage of sales for the quarter ended September 30, 1999 was 72.2% compared to 71.0% for the quarter ended September 30, 1998. Increased sales and improved efficiencies following the consolidation of facilities in August 1998 have reduced our fixed costs as a percentage of sales, contributing to the improved gross margin.

        Total operating expenses for the quarter ended September 30, 1999 increased by 8.7% or $454,000 to $5.6 million as compared to $5.2 million for the same quarter of 1998. During the third quarter of 1998, $381,000 of non-recurring charges were recorded. Excluding these charges, operating expenses for the quarter ended September 30, 1999 increased by $835,000 or 17.3%, but decreased as a percentage of sales from 65.6% in the third quarter of 1998 to 59.1% in the third quarter of 1999. Research and development expenses increased by 17.0% or $151,000 due primarily to salaries for newly hired engineers for spinal implant product development projects. Selling and marketing expenses increased 20.8% or $603,000 compared to the third quarter of 1998 primarily due to increased commissions on higher sales. General and administrative expenses increased by 8.0% or $81,000.

        Net interest and other income was approximately the same in both the third quarter of 1999 and the third quarter of 1998, as a reduction in interest income was mostly offset by reduced interest expense. The decrease in interest income was caused by lower average cash, cash equivalents and short-term investments in the third quarter of 1999 compared to the third quarter of 1998 due primarily to the $3.1 million repurchase of our common stock in the fourth quarter of 1998, partially offset by increasing cash and short-term investment balances generated from cash flows during 1999. Interest expense was lower in the 1999 period due primarily to the redemption of convertible debentures during 1998.

        No income tax provisions were recorded in the third quarter of 1999 and the third quarter of 1998 due to the utilization of net operating loss carryforwards.

Nine months ended September 30, 1999 and 1998

        For the nine months ended September 30, 1999, net sales of $28.2 million were $6.1 million or 27.8% higher than net sales of $22.0 million for the same period of 1998.

                                             Nine months ended
                                                September 30,             Change
                                         ---------------------------  ---------------
                                           1999          1998         Amount      %
                                         -------        -------       ------     ----
Spinal implant product sales             $15,172        $11,157       $4,015     36.0%
Bone biologics product sales              13,005         10,889        2,116     19.4%
                                         -------        -------       ------     ----
Total net sales                          $28,177        $22,046       $6,131     27.8%
                                         =======        =======       ======     ====

        Sales of spinal implant products increased in the nine months ended September 30, 1999 by $4.0 million or 36.0% to $15.2 million compared to $11.2 million for the nine months ended September 30, 1998. The increase reflects continued market penetration of the Synergy Spinal System, aided by the improved distribution and domestic territory coverage following the merger.

        Sales of bone biologics products increased by $2.1 million or 19.4% to $13.0 million for the nine months ended September 30, 1999 compared to $10.9 million for the nine months ended September 30, 1998. AGF related products accounted for $1.6 million of the increase in sales of bone biologics products. Sales of OEM bone biologics products increased by $377,000 or 109% in the nine months ended of September 30, 1999 compared to the same period of 1998, and Pro Osteon sales increased by $98,000 or .9% versus the same period of 1998.

        Total domestic sales increased 31.2% or $5.2 million to $22.0 million for the nine months ended September 30, 1999 compared to $16.8 million for the same period of 1998. Total international sales increased $895,000 or 17.1% to $6.1 million for the first nine months of 1999 from $5.2 million for the first nine months of 1998.

        For the nine months ended September 30, 1999, the gross margin was 70.2% of sales compared to 72.0% of sales for the nine months ended September 30, 1998. The gross margin for the 1998 period was higher largely due to favorable manufacturing variances at Cross during the first quarter of 1998. Additionally, spinal implant products have lower gross margins than our bone biologics products, and the comparatively higher growth in sales of spinal implant products versus bone biologics products reduced the weighted average gross margin on total sales.

        Total operating expenses for the nine months ended September 30, 1999 decreased by 14.5% or $2.8 million to $16.6 million as compared to $19.4 million for the same period of 1998. Excluding $4.9 million of merger-related expenses, restructuring charges and non-recurring charges in the first nine months of 1998, operating expenses increased 14.6% or $2.1 million but decreased as a percentage of sales to 58.8% from 65.6%. Research and development expenses increased by 14.1% or $381,000 due primarily to salaries for newly hired engineers for spinal implant product development projects. Selling and marketing expenses increased 18.9% or $1.6 million compared to the first nine months of 1998 primarily due to increased commissions on higher sales and the hiring of additional sales and marketing staff. General and administrative expenses increased 3.0% or $94,000 between the two periods. There were no merger-related expenses, restructuring charges or non-recurring charges during the first nine months of 1999.

        Total interest and other income decreased slightly from $359,000 to $348,000, as reduced interest income on lower cash, cash equivalents and short-term investments balances in 1999 was mostly offset by reduced interest expense. Interest expense was higher in the 1998 period due primarily to the write-off of prepaid debt issuance costs associated with convertible debentures which were redeemed during the period along with a subsequent reduction of interest expense on the lower outstanding debt. The decrease in interest income was caused by lower average cash, cash equivalents and short-term investments in the first nine months of 1999 compared to the same period of 1998 due to the payment of merger-related expenses, restructuring charges and non-recurring charges; the repurchase of our common stock; and the redemption of convertible debentures, all during 1998.

        No income tax provision was recorded in the first nine months of 1999 and limited income tax provision was recorded in the first nine months of 1998 due to the utilization of net operating loss carryforwards. In fiscal year 2000, we expect to begin recording tax provisions because of the depletion of the valuation allowance against deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 1999, cash, cash equivalents and short-term investments totaled $10.1 million as compared to $7.9 million as of December 31, 1998. Total working capital increased to $29.2 million from $25.5 million and the current ratio decreased to 6.4 at September 30, 1999 from 7.3 at December 31, 1998.

        Our $10.1 million of cash, cash equivalents and short-term investments at September 30, 1999 is available to support the continued investment in the development of our business, including the development or acquisition of new bone biologic and spinal implant products, and possible acquisitions of technologies or businesses. We have a $5 million revolving line of credit that had no amount outstanding at September 30, 1999 and which expires in June 2000. We believe we currently possess sufficient resources to meet the cash requirements of our operations for at least the next year. However, from time to time we examine potential acquisitions, business combinations and joint venture arrangements, some of which may require the expenditure of cash. If we require additional capital to consummate any such transactions or for other purposes, there can be no assurance that we will be able to raise the additional capital on satisfactory terms, if at all.

        At September 30, 1999, there were no material commitments for capital expenditures.

IMPACT OF YEAR 2000

        Year 2000 problems are the result of computer programs being written using two digits rather than four to define the applicable year. If not corrected, many computer applications could fail or create erroneous results by not recognizing "00" to mean the year 2000.

State of Readiness

        We have reviewed our software, hardware, vendors and customers (collectively "Elements") and have determined those which we consider to be mission critical. For Elements determined to be mission critical, we have been obtaining assurances of Year 2000 compliance. The assurances are in the form of vendor or customer certifications, Company-administered testing efforts, or a combination of certain assurances. We have tested all critical software and hardware systems and have determined that all are Year 2000 compliant. To date, we have not needed to implement any major system or software replacements. Vendor certifications have been received from all critical vendors, and all have indicated that they are either currently compliant or will be compliant by December 31, 1999. The process of obtaining customer certifications is ongoing, but we do not expect a significant response rate.

        In conclusion, we expect to be materially Year 2000 compliant by December 31, 1999, however, we have no way of ensuring that all mission critical vendors or customers will be Year 2000 compliant or that their certification statements are factual, and their non-compliance or inability to become compliant on a timely basis could materially impact our operations or financial condition.

Costs to Address Our Year 2000 Issues

        To date, we have not incurred any material direct costs associated with Year 2000 issues. We do not believe that we will need to replace any material non-compliant systems or hire any Year 2000 solution providers. Therefore, we estimate that future costs to address Year 2000 issues will not be material.

Risks of Our Year 2000 Issues

        We have yet to identify any mission critical Element that we expect to not be Year 2000 compliant. In the process of evaluating Elements, we are relying on third party certifications of Year 2000 compliance. In the event that mission critical Elements fail to be compliant, we could experience a material disruption in operations, including, but not limited to: interruption in supply of parts from vendors, inability to deliver products to customers or to produce products on schedule, or failure of financial systems, all of which could materially affect our business and cause a loss of customers.

Contingency Plans

        As our assessment continues, if it is determined that any mission critical Elements are likely not to be Year 2000 compliant, we believe we have adequate computer file backup procedures and manual operating procedures that will enable us to continue the critical processes of our business.

------------------
        The quarterly results contained herein are unaudited and reflect certain assumptions of management that may change. Results of the quarter may not be representative of results for future quarters or indicative of our financial results for the year. Certain statements in this Quarterly Report on Form 10-Q are forward-looking and may involve risks and uncertainties, including, but not limited to: product demand and market acceptance risks; risks related to the development of future products; risk that we will not receive additional regulatory approval of products; and the impact of competitive products. Additional information on factors that could affect our financial results and growth prospects is disclosed in reports we file from time to time with the Securities and Exchange Commission, including in the "Certain Business Considerations Section" of our Annual Report on Form 10-K.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits.

           Reference is made to the Exhibit Index on Page 15 hereof.

        b. Reports on Form 8-K.

           No reports on Form 8-K were filed during the fiscal quarter ended September 30, 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: November 5, 1999                  INTERPORE INTERNATIONAL, INC.
                                        (Registrant)


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

 10.03 Series E Preferred Stock and Common Stock Warrant Purchase Agreement dated December 19, 1991 (3)

 10.04    Series E Preferred Stock Purchase Agreement dated October 30, 1992 (3)

 10.05 Single Tenant Lease dated July 25, 1991 between Registrant and The Irvine Company as amended by a Third Amendment to Lease dated December 11, 1996 (4)

 10.06 Amended and Restated Loan and Security Agreement dated June 22, 1999 among Registrant, Interpore Orthopaedics, Inc., Cross Medical Products, Inc., Interpore Cross International, Inc. and Silicon Valley Bank (20)

 10.07 Amended and Restated Stock Option Plan dated March 19, 1991 (6), First Amendment to the Amended and Restated Stock Option Plan, effective October 15, 1991 (3); Amendment to the Amended and Restated Stock Option Plan dated September 17, 1994 (7)

 10.08    1995 Stock Option Plan (8)

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

 10.15 Supplemental Indenture between Interpore International, Inc., Cross Medical Products, Inc. and Fifth Third Bank (5)

 10.16    Form of Indemnification Agreement (13)

 10.17    Schedule of Parties to Form of Indemnification Agreement (14)

 10.18 Non-Competition Agreement dated September 6, 1996 between Cross Medical Products, Inc. and Stephen R. Draper (15)

 10.19 Agreement between Dr. Edward Funk and Cross Medical Products, Inc. dated February 11, 1998 (16)

Exhibit
Number                             Description
-------                            -----------


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

(18) Incorporated by reference from our Proxy Statement for the 1999 Annual Meeting of Stockholders.

(19) Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999.

(20) Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999.