Form 10-K
period 1999-12-31
INTERPORE INTERNATIONAL /CA/
filed 2000-03-15
CIK 854093

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 1999

                                       OR

   [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                      TO          .

                          Commission File No. 0-22958

                               ----------------

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

                               ----------------
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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [X]  No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of March 3, 2000, the aggregate market value of voting stock of Interpore International, Inc. held by non-affiliates was $114,361,000 based upon the closing price of such stock on The Nasdaq Stock Market. The number of shares of common stock outstanding as of that date was 13,750,282.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of our Joint Proxy Statement for the 2000 Annual Meeting of Shareholders of Interpore International, Inc. are incorporated by this reference into Part III as set forth herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

Item 1. Business

Overview

   Prior to our merger with Cross, Interpore International developed and marketed a line of synthetic bone graft materials. In May 1998 we merged with Cross, a company offering a broad line of spinal implants. Our merger with Cross created a medical device company with a complementary combination of spinal implant and orthobiologic technologies, an expanded product portfolio and distribution channels specifically addressing the spinal surgery market. Our combined product portfolio addresses two of the fastest growing areas in the medical device industry--spinal implants and orthobiologics.

   In the spinal implant product category, we offer the Synergy Spinal System which is used in spine fusion procedures. Our current product offering is applicable to lumbar and thoracic fusions, which represent over 58% of spine fusion procedures. We believe our Synergy Spinal System enhancements, cervical devices and spine cages, which are in late stage development, will provide us with the products necessary to address the remaining spine fusion procedures that utilize spinal implants.

   Our principal orthobiologic offering includes synthetic bone graft products and AGF related products. Our Pro Osteon products are implanted in a bone deficit and provide a matrix that facilitates new bone ingrowth. Pro Osteon was the first synthetic bone graft substitute to obtain FDA approval for orthopedic applications. We estimate that it has been used in more than 150,000 patients since its introduction. Our BonePlast is a resorbable bone void filler that is replaced by the patient's own bone during the healing process. We commercially launched our AGF related products in the second quarter of 1999 and estimate that approximately 5,000 patients have been treated with AGF since the beginning of 1999. AGF is a concentrate of growth factors derived from platelets in a patient's own blood which is used to accelerate bone repair. We believe AGF will have application in a wide variety of bone and soft tissue procedures.

   Virtually all spine fusion procedures require the use of a bone graft and a majority of these procedures also use spinal implants. AGF can be applied wherever bone grafts are used. We offer three distinct product lines which can be used in combination for spinal fusions: spinal implants, synthetic bone graft materials and products used to derive growth factors. Because spine surgeons are the primary customers for each of our product lines, we believe our complementary product portfolio provides substantial cross selling opportunities to our distribution network. We plan to develop and commercialize new products which will allow us to offer our customers a more comprehensive solution for spine fusion procedures.

Spine Anatomy

   The spinal column consists of 24 separate bones called vertebrae that are connected together to permit a normal range of motion. The spinal cord, the body's central nerve column, is enclosed within the spinal column. Vertebrae are paired into what are called motion segments that move by means of three joints: two facet joints and one spinal disc. The typical spine, as it relates to spinal implants, is made up of the following four main regions:

  . Cervical vertebrae are the first seven vertebrae in the neck;

  . Thoracic vertebrae are the next twelve vertebrae in the chest or rib cage;

  . Lumbar vertebrae are the next five vertebrae in the lower back; and

  . The sacrum.

Spine Disorders

   The following are the four major categories of spine disorders:

  . Degenerative conditions. Degenerative conditions in the facet joints and disc can result in instability and impingement on the nerve roots as they exit the spinal canal, causing back pain or radiating pain in the arms or legs.

  . Deformities. Deformities, such as scoliosis, are deviations in the normal curvature and alignment of the spine. Deformities range in severity from cosmetic issues through varying levels of pain, discomfort or reduced function.

  . Trauma. Trauma, or injuries to the spine, if not corrected, can result in instability, pain, damage to the spinal cord and/or nerve roots, paralysis and deformity.

  . Tumors. Tumors in the spine typically occur in the vertebral body and eventually result in fracture of the vertebral body, causing instability, pain and deformity.

Surgical Treatment of Spine Disorders

   The prescribed treatment for spine disorders depends on the severity and duration of the disorder and the success or failure of non-operative therapies. Non-operative therapies include bed rest, medication, lifestyle modification, exercise, physical therapy, chiropractic care and steroid injections. However, non-operative treatment options are not effective in many cases, and we estimate that over 500,000 patients undergo spinal surgery, such as spine fusions and spinal discectomies, each year in the United States.

   Advanced cases of spine disorders can require that surgeons remove all or part of a damaged disc and/or fuse two or more adjoining vertebrae together. A fusion involves the placement of bone graft material between two vertebrae and may involve the use of spinal implants to immobilize the vertebrae while they fuse together. The bone graft is intended to provide a matrix that facilitates new bone ingrowth. Complete formation of new bone may take six to eighteen months. For many years, surgeons have sought a means to increase the rate of new bone formation at a surgical site. However, until recently, no growth inducing agents were commercially available.

   We estimate that approximately 42% of the spine fusion procedures are performed in the cervical spine, approximately 52% are performed in the lumbar spine, and approximately 6% are performed in the thoracic spine. Our current spinal implants address the lumbar and thoracic regions of the spine.

Spinal Implant Market Overview

   The number of spine fusion procedures performed annually in the United States is estimated to exceed 260,000. In 1998, the U.S. market for spinal implants, one of the fastest-growing markets in the medical device industry, grew over 25%, and sales exceeded $670 million. We believe that the number of spine fusion procedures will continue to grow, primarily as a result of demonstrated better outcomes, surgeons' familiarity with spinal implants and the overall aging of the population.

Our Spinal Implant Products

   Synergy Spinal System. Our Synergy Spinal System consists of rods, hooks and screws that are attached to vertebrae adjacent to an injured or defective area of the spine. Our system is a "universal" implant system that allows surgeons to treat both the thoracic and lumbar portions of the spine.

   We believe our Synergy Spinal System offers a number of benefits, including the following:

  . Ease of Use. Our Synergy Spinal System was engineered to be easy for surgeons to use, reducing surgical time and requiring less manipulation. The screws and hooks are top tightening, the rods do not require pre-loading of additional components, and all implants allow for free rod rotation.

    . Our patented variable locking screw design allows the surgeon to angle and tighten screws in any plane, reducing the amount of required rod bending and facilitating rod placement.

    . The patented design of the external hexagonal head of our double hex set screw shears off at a predetermined torque, allowing the surgeon to consistently tighten screws to the right tension. However, an internal hexagonal cavity remains to allow the surgeon to remove the set screw if necessary.

  . Universal Application. Synergy implants come in various sizes and types to meet the surgeon's preferences and the patient's anatomy, providing a secure anatomic fit for virtually any pathology. The Synergy Spinal System does not require that surgeons follow a single surgical protocol, but provides several options, and can be used in both anterior and posterior applications, in both adults and children.

  . Smaller and Stronger. We offer Synergy implants in either nitrogen-strengthened stainless steel or titanium. The strength of the Synergy implants provides resistance to fatigue and allows the implants to be produced smaller than competing products. Titanium implants are preferred in many foreign markets and are being used increasingly in the United States because titanium allows magnetic resonance imaging of the spinal area.

  . Low Profile. Profile describes the prominence of implants above the normal bony surfaces of the spine. The Synergy Spinal System was designed to minimize the height and bulk of its implants, reducing the risk of irritation, inflammation and infection for the patient. It is consistently ranked as having one of the lowest profiles of commonly available spinal implant systems.

Our Spinal Implant Products in Late Stages of Development

   We continue to expand and enhance our spinal implant product line and are in the late stages of developing:

  . Cervical Implants. Implants are in development that will be applicable to the cervical region of the spine, an area not currently addressed by the Synergy Spinal System. We plan to submit a 510(k) application for our cervical implants in mid-2000.

  . Synergy Low Back Improvements. Planned improvements to our Synergy
    Spinal System include screw and nut designs intended to reduce the space taken up by screws along a rod, making the system easier to use in the lower back. We have received 510(k) clearance for these improvements and are in the process of commercially releasing the products.

  . Corpectomy Cage. We have developed an expandable titanium cage intended to replace one or two vertebral bodies in the cervical spine that have been removed because of tumor. We have received a Humanitarian Device Exemption from the FDA for the cervical version of our Telescopic Plate Spacer (TPS(TM)). We are developing a version of the TPS for use in the lumbar and thoracic regions of the spine, and plan to seek FDA approval later in 2000.

   Other products that we are currently developing are described in "Research and Development."

Description of Orthobiologics

   Orthobiologic products are used to replace bone damaged due to degenerative conditions, deformities, trauma or tumors, or to provide supplemental bone required in spine fusion procedures or in revision total joint procedures.

   There are three types of orthobiologic products:

  . Osteoconductive materials, which act as a scaffold for bone and tissue growth while healing occurs;

  . Osteoinductive materials, which promote or stimulate bone or tissue growth; and

  . Combination materials with both osteoconductive and osteoinductive characteristics.

   Bone is a composite material made up of bone cells and ceramic particles. Bone continuously remodels itself, thereby repairing the small imperfections formed due to everyday activity. Bone will often spontaneously repair minor fractures without surgical intervention. However, major skeletal deficiencies from trauma, spinal instability, degenerative conditions and tumor will frequently require a surgical procedure involving bone graft.

   Bone Grafts. Bone grafts are used in 400,000 to 500,000 procedures annually in the United States. They are used for a wide variety of indications including spine fusions, total joint surgery, maxillofacial applications and other surgical procedures. There are currently three major categories of bone grafts: autograft, allograft, and synthetic bone graft substitutes. We estimate that more than half of the bone graft procedures performed in the United States are autograft procedures, with the remaining procedures divided approximately equally between allografts and synthetic bone graft substitutes.

   Autograft bone is bone harvested from another part of the patient's skeleton, typically the iliac crest or hip. Once harvested, the bone is grafted to the site of the bone deficit. Harvesting bone typically requires a second surgical procedure, increases total operating time and expense, and can lead to complications such as infection, chronic pain, deformity and excess blood loss. Autograft bone can have both osteoinductive and osteoconductive properties.

   Allograft bone is bone obtained from a cadaver and is available in a variety of forms, including chips, paste, blocks, gels and putties. While allograft bone is available from numerous bone banks, its use carries risks of implant rejection and transmission of infectious agents such as hepatitis B and HIV. Also, allograft bone is not always readily available due to the storage, processing and donor screening required, and patients are often reluctant to have allograft implanted in their bodies. Allograft bone can have osteoconductive and osteoinductive properties, however, we believe growth factors may be destroyed in commonly used sterilization procedures.

   Synthetic bone graft substitutes are artificially produced and can be used as bone substitutes in place of autograft or allograft or mixed with autograft or allograft. Synthetic bone graft substitutes are available in a wide range of forms, including granules, blocks, strips, gels, slurries and injectable bone graft cements. Synthetic bone graft substitutes generally have osteoconductive properties.

   Growth Factors. Specific proteins, called growth factors, regulate bone generation by stimulating either the formation of new bone cells or the replication of existing cells. We believe that the combination of growth factors with bone grafts is the next major advancement in bone grafting. To derive growth factors, a number of methods are under development, including recombinant DNA technology and advanced filtration technologies. With recombinant DNA technology, the desired human growth protein gene is introduced into a production host, usually an animal, bacterial or yeast cell, and the host makes the human protein along with its own. These proteins are then concentrated and made into a usable form. Using filtration methods, the human growth factor proteins are removed from the patient's own blood. These proteins can be concentrated and combined with any of the three major categories of bone graft.

Our Orthobiologic Products

   Bone Graft Substitutes. Our Pro Osteon bone graft substitute products are derived from the exoskeleton of two specific genera of coral and chemically converted into a material with porosity, architecture and chemical composition similar to that of human bone, using our proprietary manufacturing process. Due to its structure, the graft provides a matrix that facilitates new bone ingrowth. Our BonePlast bone void filler is a calcium sulfate (plaster-of-paris) material that resorbs and is replaced with bone during the healing process. Our line of osteoconductive bone graft products and, in the case of Pro Osteon 200R, products awaiting regulatory approval, includes:

                                                                     U.S. Regulatory
        Product              Description           Indication             Status
-----------------------  -------------------- -------------------- --------------------
Pro Osteon 500           Bone graft           Repair skeletal      PMA approved in
(hydroxyapatite)         substitute. 500      defects in           1992.
                         micron pore size     extremities.
                         blocks and granules.

Pro Osteon 500R          Patented resorbable  Repair all skeletal  510(k) cleared in
(hydroxyapatite/calcium  bone graft           defects, including   1998.
carbonate composite)     substitute. 500      spine.
                         micron pore size
                         granules.

Pro Osteon 200/          Bone graft           Repair skeletal      510(k) cleared in
Interpore 200            substitute. 200      defects in           1985.
(hydroxyapatite)         micron pore size     oral/maxillofacial
                         blocks and granules. areas.

BonePlast (calcium       Fast resorbing,      Fill voids in bone.  510(k) cleared in
sulfate)                 moldable bone void   Used in extremities, 1999.
                         filler.              spine and pelvis.

Pro Osteon 200R          Patented resorbable  Proposed for repair  510(k) submitted in
(hydroxyapatite/calcium  bone graft           of skeletal defects  2000.
carbonate composite)     substitute. 200      in oral/
                         micron pore size     maxillofacial areas.
                         granules.

   Our Pro Osteon and BonePlast products compare favorably with autograft, allograft and other synthetic bone grafts used today. Our products:

  . Eliminate morbidity and cost associated with autograft harvesting;

  . Eliminate disease transmission and host rejection risk;

  . Require no special handling or storage conditions;

  . Can be prepared simultaneously with surgery;

  . Contain no fillers such as glycerol, which can inhibit bone growth;

  . Are easily shaped by surgeons to fill bone voids; and

  . Can be easily combined with AGF.

   AGF (Autologous Growth Factors). AGF is a concentrate of growth factors derived from platelets in a patient's blood which is used to encourage more complete and rapid bone growth in bone defects. We were the first to market FDA-cleared devices that extract and concentrate autologous growth factors intraoperatively to levels shown in studies to stimulate bone growth. Our two key products used to collect AGF are the UltraConcentrator Permeability Hemodialyzer and the Automated Processor. Cleared via the 510(k) pathway in the fourth quarter of 1998, these products are used to produce a concentrated growth factor "gel" from platelets in the patient's own blood. Our AGF related products were commercially launched in June 1999, and we estimate that approximately 5,000 patients have been treated with AGF since the beginning of 1999.

   In the AGF collection process, blood from the patient is separated into different component layers using a device called a cell washer, which is routinely available in the operating room during spine fusion and revision total joint replacement procedures. The layer of platelet-rich plasma is then processed using a proprietary filtering technology which super-concentrates the platelets, releasing fibrinogen and a "cocktail" of growth factors, including Platelet-Derived Growth Factor and Transforming Growth Factor Beta. With the addition of thrombin, the fibrinogen is converted into fibrin, giving AGF a gel-like consistency. AGF can be combined directly with a bone graft material, such as our Pro Osteon and BonePlast products, as well as autograft and allograft, and placed at the bone graft site.

   We believe that AGF provides the surgeon with the growth factors desired for faster and more complete bone graft healing that may be safer and more economical than synthetic growth factors being developed by other companies due to factors which include the following:

  . Many surgeons prefer autologous solutions, such as AGF, that are derived from the patient's own tissue;

  . AGF's gel-like consistency discourages migration from the bone defect site to other areas in the body;

  . Using the patient's own growth factors eliminates dosage concerns; and

  . Lower cost than that anticipated for competitive products under development.

Business Strategy

   Our goal is to establish a leadership position in the development of products for the surgical treatment of spine disorders. In order to achieve this goal, we are undertaking the following strategies:

   Expand and Enhance our Spinal Implant Product Portfolio. We currently offer products targeted at the thoracic and lumbar regions of the spine. Spinal procedures often involve treatments in multiple regions of the spine including the cervical region. We are enhancing our product portfolio through the development of Synergy Spinal System improvements, cervical devices and spine cages. This will allow us to offer physicians a comprehensive surgical solution. We plan to invest significant resources in research and development in an effort to introduce technological advancements in the spinal market. We will also consider the acquisition of companies and products to complement our current product platform.

   Capitalize on "First to Market" with our AGF Technology. Our AGF related products received market clearance in December 1998 and were nationally launched in June 1999. Other synthetically derived growth factors are being developed and are in late stages of clinical trials or the Premarket Approval process, but none are yet approved for use in the United States. We plan to capitalize on our position as the first company making growth factors available domestically by increasing the number of our field technical specialists, increasing product promotion, and conducting numerous clinical studies to prove the effectiveness of AGF.

   Continue to Expand and Strengthen our Distribution Network. In the United States, we have selected independent agents as the primary channel to distribute our product portfolio. Other companies in our industry are attempting to transition from independent agents to a direct sales force. We have been the beneficiary of such transitions, as many highly qualified agents prefer to remain independent and find our product offering attractive. We intend to attract and retain independent agents who have many years of experience selling spinal products and strong relationships with spine surgeons and can distribute both of our product lines. Our product offering presents cross-selling opportunities for our distribution network. We provide extensive technical training programs on new and current products and demonstrate how these products can be used in combination. We believe these efforts will enable us to further penetrate the spine market.

   Expand our Clinical Leadership Base. We intend to increase market awareness of our products through a combination of symposia, VIP tours and extensive training and education programs for leading spine surgeons and key opinion leaders. We also intend to enlist these leading physicians in various studies involving our products. Upon completion of these studies, we will seek to publish the results in well-known industry journals.

Research and Development.

As of March 1, 2000, our research and development department consisted of 24 full-time employees. We also engage outside consultants and academic research facilities for assistance with our new product development and will license technology from third parties under appropriate circumstances. We plan to continue to use outside resources for product research. In 1992, we formed the Synergy System Advisors, a group of prominent spine surgeons, that assisted in the development of the Synergy Spinal System. We have agreements with the advisors under which we pay royalties ranging from 5% to 7% of net revenues generated from the sale of certain products within the Synergy Spinal System. Our expenditures for research and development were $3.2 million in 1997, $3.7 million in 1998 and $4.2 million in 1999.

   Additional spinal implant and orthobiologic products which we currently have under development include:

  . Additional Cervical Implants. These include an occipital-cervical plate which will allow surgeons to extend constructs of implants to the skull from the cervical region of the spine, and a cervical plate spacer, a single implant to replace the use of a separate spacer and plate in cases where a discectomy is performed. We expect to submit 510(k) applications for these products by year-end 2000.

  . Geo(TM) Structure. This unique titanium spacer has a geometric design which provides very high strength with a minimum amount of metal in the implant. This design will allow the surgeon to place a larger quantity of graft material at the graft site, which increases the probability of a successful fusion. It will also allow better radiographic visualization of the graft site postoperatively for better assessment of fusion. We expect to submit a 510(k) application for this product by year-end 2000.

  . Intervertebral Cages. We are currently conducting mechanical testing on several alternative designs. Our objective is to develop a cage which would be a stand-alone device, expandable to optimize anatomic fit, and radiolucent. Intervertebral cages are currently Class III devices, and would require PMA approval.

  . Artificial Disc. Our simple design, with no moving parts, could allow a surgeon to replace a diseased disc while maintaining motion of the spine in the affected segment, eliminating the need for fusion. We expect to begin animal studies on this device later this year.

  . Applications of BonePlast for Vertebroplasty. Vertebroplasty is a treatment for compression fractures of the vertebrae, a common occurrence among osteoporotic patients. In a vertebroplasty, material is inserted into the vertebral body to restore the height of the vertebra and reduce pain. BonePlast could potentially be used to perform this procedure in a minimally-invasive manner. We are currently conducting feasibility studies in this area.

  . Polymer-reinforced Pro Osteon Material. We have development efforts underway for a polymer-reinforced Pro Osteon material. We believe that increasing the strength of our resorbable version of Pro Osteon in various configurations, combined with AGF, holds promise for potential use as a natural, resorbable alternative to titanium and composite spinal implants currently available in the market. Such a product would be several years from the market, if developed at all.

   We currently have a number of prospective randomized clinical studies underway at a variety of institutions to demonstrate the efficacy of our AGF-related products for multiple indications.

Intellectual Property

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

   Spinal Implant Products. We own eight U.S. patents related to various aspects of our spinal implant products, including the bone anchor, the rod/anchor interface, instrumentation and transverse connectors. We have four U.S. patents pending concerning enhancements to our Synergy Spinal System and for several new products.

   Orthobiologic Products. We own eleven U.S. patents related to our orthobiologic products. Of these, two relate to our Pro Osteon 500R resorbable bone graft substitute, and three are for our AGF related products. We have two U.S. patents pending, and one relates to our polymer-reinforced Pro Osteon material.

   In the fourth quarter of 1999, we purchased all of the intellectual property of Quantic Biomedical, Inc. Quantic previously had licensed to us the right to design, manufacture and market orthopedic products incorporating technology to produce AGF. We acquired this technology in order to preserve our access to all markets for our AGF related products.

   We require our employees, consultants and advisors to execute nondisclosure agreements in connection with their employment, consulting or advisory relationships with us. We also require our employees, consultants and some advisors to agree to disclose and assign to us all inventions conceived during the work day, using our property or which relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Finally, our competitors may independently develop similar technologies.

   Our trademarks include "Interpore(R)," "Cross Medical(R)," "Cross(R)," "Pro Osteon(R)," "Pro Osteon 500(R)," "Interpore 200(R)," "AGF(TM)," "Autologous Growth Factors(TM)," "Synergy(TM)," "BonePlast(TM)," "TPS(TM)," "Geo(TM) Structure," and "Integral(TM)."

Customers, Sales and Marketing

   The decision to use our products is made by the orthopedic surgeon or the neurosurgeon. We direct our domestic marketing efforts to the approximately 14,000 practicing orthopedic surgeons in the United States in private practice, hospitals and orthopedic treatment centers. Of the 14,000 practicing orthopedic surgeons, we estimate there are over 2,000 fellowship trained spine surgeons. In addition to the orthopedic surgeons, we estimate that there are over 1,000 neurosurgeons performing spine fusion procedures that utilize implants.

   Our domestic sales organization consists of a combination of independent agents and direct sales representatives. As of March 3, 2000, we had contracts with 43 independent agents which employed approximately 135 sales representatives and we employed six direct sales representatives. We are decreasing our reliance on direct sales representatives and are increasing our reliance on independent sales agents because we believe we can attract independent agents that desire our complementary product portfolio and that possess strong surgeon relationships, an important factor for competing in our industry. The domestic sales organization is managed by a Vice President of North American Sales and five division managers manage the domestic sales organization. We invoice hospitals directly, generally at list prices, and pay commissions to the agents and direct sales representatives. We provide consignment inventories to our independent agents, direct sales representatives and hospitals. We select agent organizations and direct sales representatives for their expertise in spinal implant, orthopedic or medical device sales, their reputation within the surgeon community and their sales coverage within a geographic area. Each agent organization and direct sales representative is given an exclusive sales territory for some or all of our products and is subject to periodic performance reviews. In addition, each new independent sales agent and direct sales representative goes through training programs before initiating sales of our products. We also require each independent agent and direct sales representative to attend periodic sales and product training.

   Outside of the United States, we distribute products only through independent distributors. We have a Vice President of International Sales, one Latin America sales manager and a European business liaison and have established distribution arrangements with 54 distributors in 41 countries. Our international sales represented approximately 24% of sales in 1997, 23% of sales in 1998 and 22% of sales in 1999. Sales to our international customers are denominated in U.S. dollars.

   In the United States, there are no significant customer concentrations, as we invoice hospitals directly for product used or shipped. However, in the international markets, we have two significant distributors that on a combined basis accounted for approximately 31% of our 1999 international sales and 7% of our 1999 worldwide sales.

   In order to improve shipping efficiencies and service to our international customers, in January 1998, we entered into an agreement with a contract warehouse in the Netherlands to ship bone graft products to customers in countries outside of North America.

   We participate in over two dozen professional meetings including the American Academy of Orthopaedic Surgeons Meeting, the North American Spine Society Meeting and the Congress of Neurological Surgeons. We also participate in scientific presentations and professional seminars at hospitals.

Third-Party Reimbursement

   We expect that sales volumes and prices of our products will continue to be dependent in large measure on the availability of reimbursement from third-party payors. In the United States, our products are purchased by hospitals, who are reimbursed for the devices provided to their patients by third-party payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care programs. These third-party payors may deny reimbursement if they determine that a device used in a procedure was not used in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved indication. Also, third-party payors are increasingly challenging the prices charged for medical products and services. In international markets, reimbursement and healthcare payment systems vary significantly by country and many countries have instituted price ceilings on specific product lines. There can be no assurance that our products will be considered cost-effective by third-party payors, that reimbursement will be available or, if available, that the third-party payors' reimbursement policies will not adversely affect our ability to sell our products profitably.

   Particularly in the United States, third-party payors carefully review, and increasingly challenge, the prices charged for procedures and medical products. In addition, an increasing percentage of insured individuals are receiving their medical care through managed care programs, which monitor and often require pre-approval of the services that a member will receive. Many managed care programs are paying their providers on a capitated basis, which puts the providers at financial risk for the services provided to their patients by paying them a predetermined payment per member per month. The percentage of individuals covered by managed care programs is expected to grow in the United States over the next decade.

   We believe that the overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry to reduce the costs of products and services. There can be no assurance that third-party reimbursement and coverage will be available or adequate, or that future legislation, regulation, or reimbursement policies of third-party payors will not adversely affect the demand for our products in development or our ability to sell these products on a profitable basis. The unavailability or inadequacy of third-party payor coverage or reimbursement could have a material adverse effect on our business, operating results and financial condition.

Manufacturing

   Spinal Implants. Implantable grade stainless steel and titanium bar stocks are the primary raw materials used to manufacture our spinal implants. We purchase and inventory these materials, which are available from several sources and currently have a purchase order lead time of approximately two months, so that we can best control the quality and consistency of material used to manufacture our spinal implant products. We resell the raw material to our contracted outside vendors for the manufacture of our spinal implants based on our specifications. Following the receipt of product at our facility, we conduct inspection, packaging and labeling operations. Our spinal implant products are distributed in a non-sterile condition, which is customary in the spinal implant market.

   Orthobiologics. Coral is the primary raw material used to manufacture our Pro Osteon products. The coral used in our products is sourced from two genera located in a wide variety of geographic locations. We presently harvest coral in tropical areas of the Pacific and Indian Oceans. We believe we have an adequate supply of coral for the foreseeable future. Coral is covered under an international treaty entitled Convention on International Trade of Endangered Species of Wild Fauna and Flora, which regulates the import/export of raw coral and products derived therefrom in approximately 140 nations around the world. To date, the limitations imposed by this treaty have not affected our ability to source raw coral. The manufacturing process for our Pro Osteon line of bone graft substitute products involves coral qualification and cutting, hydrothermal conversion, testing, packaging and sterilization of the product, all of which, with the exception of sterilization, are performed at our facilities.

   Some of the products and materials supplied by our vendors are currently sole-sourced, but we believe that we could locate alternative vendors for supply of these components. However, the UltraConcentrator, one of our products used to collect AGF, is manufactured under an exclusive supply agreement with a vendor that itself has a sole source of supply of the contained filter material. Although the filter material is not readily available through alternative sources, we believe that there are suppliers that could supply alternate materials with probable equivalent function. In the event that a re-engineering of the product were necessary due to an interruption in supply from our current vendor, delays in product availability could occur and significant costs could be incurred, either of which could have a material adverse effect on our operations.

Competition

   Spinal Implant Market. Many companies compete in the spinal implant market and competition is intense. We believe that our largest competitors in the United States offering spinal implants are Medtronic Sofamor Danek USA, DePuy Acromed, Inc., a Johnson & Johnson company, and SYNTHES-STRATEC, Inc., each of which has substantially greater sales and financial resources than we do. Medtronic Sofamor Danek, in particular, has a broader spinal implant line. Other companies have developed and are marketing products based on technologies that are different from ours, including spine fusion cages, spinal implants designed to be used with minimally invasive or laparoscopic surgery, and allograft bone dowels.

   Orthopedic Bone Graft Substitute Market. Our synthetic bone products compete with natural bone obtained from autograft procedures, which is the physician's "gold standard," with allograft bone obtained from cadavers and with other synthetic bone products. Autograft and allograft bone have been used for graft material for a much longer period than synthetic bone graft materials, and in order to maintain and increase our future sales of our synthetic bone graft products, we will have to continue to demonstrate to the medical community the surgical and patient advantages, safety, efficacy, cost effectiveness and clinical results of our synthetic bone graft products. Competitive bone substitute products include: Grafton(R) demineralized bone products from Osteotech, DynaGraft demineralized bone products from GenSci Regeneration Technologies, OsteoSet(TM) calcium sulfate from Wright Medical Technology, as well as other bone substitute products used in non-orthopedic applications. Several other companies are pursuing additional synthetic bone graft materials for orthopedic applications which could ultimately compete with our synthetic bone graft products in the United States.

   Growth Factors. There is significant development activity ongoing that, if successful, would potentially produce products competitive with our AGF technology. Creative Biomolecules has a recombinant human bone morphogenetic protein (OP-1), which is in human clinical studies under an FDA-approved Investigational Device Exemption. Genetics Institute, Inc. has a recombinant human bone morphogenetic protein (rhBMP-2) in human clinical studies. Sulzer Orthopedics Biologics, a subsidiary of SulzerMedica of Switzerland, has an extract of bovine (cow)-derived bone growth protein that is in preclinical animal studies and may be in clinical evaluation.

   We compete in all of our markets primarily on the basis of product performance and price, as well as customer loyalty and service.

Government Regulation

   Our products are regulated by the FDA under the federal Food, Drug and Cosmetic Act, as well as other federal, state and local governmental authorities and similar regulatory agencies in other countries. The FDA permits commercial distribution of a new medical device only after the FDA has cleared a 510(k) premarket notification or has approved a Premarket Approval application for such medical device. In general, the FDA will clear marketing of a medical device through the 510(k) premarket notification process if it is demonstrated that the new product is substantially equivalent, in terms of safety and intended use to certain 510(k) cleared products which are already commercially available and legally sold on the market.

   The Premarket Approval process is lengthier and more burdensome than the 510(k) premarket notification process. The Premarket Approval process generally requires detailed animal and clinical studies, as well as manufacturing data and other information. If clinical studies are required by the FDA, an Investigational Device Exemption is also required. An Investigational Device Exemption restricts the investigational use of the device to a limited number of investigational sites, investigators and patients. Its purpose is to prove safety and efficacy of the device. FDA approval of a Premarket Approval application indicates that the FDA concurs that a device has been scientifically proven, through the completion and submission of animal data, a completed Investigational Device Exemption and other pertinent information, to be safe and effective for its intended use.

   Our Synergy Spinal System received 510(k) marketing clearance from the FDA. We received 510(k) clearance from the FDA to market the anterior portion of the Synergy Spinal System in October 1994 and for the posterior portion of the system in July 1995. In September 1996, we developed a titanium version of the Synergy Spinal Implant System for international distribution. We received FDA marketing clearance for the anterior portion of the titanium version in October 1995 and the posterior portion in January 1997.

   In March 2000, the Food and Drug Administration approved a Humanitarian Device Exemption (HDE) for the cervical version of our corpectomy cage, the Telescopic Plate Spacer (TPS). An HDE is designed to encourage the discovery and use of devices intended to benefit patients in the treatment or diagnosis of diseases or conditions that affect or are manifested in fewer than 4000 individuals in the United States per year. In the case of the TPS cage, the approved indication is for the replacement of normal body structures following a vertebrectomy or corpectomy of the spine for metastatic disease in the cervical or cervical-thoracic spine.

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

   In July 1997, the FDA cleared the use of a competitive synthetic bone graft substitute product with a 510(k). Prior to clearance of this device, companies were required to obtain marketing approval from the FDA for bone graft substitutes via the Premarket Approval process. It is possible that some clearances of other bone graft substitute products may now be obtained through the less burdensome 510(k) premarket notification process. This may increase competition. In September 1998, we received a 510(k) clearance from the FDA for our Pro Osteon 500R resorbable bone graft substitute product. The approved indications include use in bony voids or gaps of the skeletal system, such as the extremities, spine and pelvis.

   In September, 1999, we received FDA 510(k) clearance for our BonePlast bone void filler for use in the extremities, spine and pelvis.

   In December 1998, we received FDA 510(k) clearances for the two key products used to collect AGF, the UltraConcentrator Permeability Hemodialyzer and the Automated Processor.

   Other FDA requirements govern product labeling and prohibit a manufacturer from marketing an approved device for unapproved applications. If the FDA believes that a manufacturer is not in compliance with the law, it can institute proceedings to detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against the manufacturer, its officers and employees.

   We are registered as a medical device manufacturer with the FDA, with state agencies such as the Food and Drug Branch of the California Department of Health Services and with the European Community. These agencies inspect our facilities from time to time to determine whether we are in compliance with various regulations relating to medical device manufacturing, including the FDA's Quality System Regulations and ISO 9001, which govern design, manufacturing, testing, quality control, sterilization and labeling of medical devices. We believe we are in compliance with the regulations established by these agencies applicable to our business. The European Community Notified Body, the FDA and the California Department of Health Services have inspected our manufacturing facilities and quality assurance procedures in the past and we expect them to continue to do so in the future.

   With respect to our bone graft substitute products, we must also comply with the requirements of the Convention on International Trade of Endangered Species of Wild Fauna and Flora, or CITES. This is an international agreement signed by approximately 140 nations which regulates the import and export of products which are derived from endangered wildlife. Although the coral we use is not an endangered species, all harvested coral is subject to regulation under CITES. As a result, we must register and obtain licensure from the U.S. Department of Fish and Wildlife for both the import of raw coral and the export of finished product. We maintain several years' supply of coral to minimize the risk of supply interruptions. Because each shipment of product exported outside of the United States or its possessions requires individual permitting, and also to improve shipping efficiencies and service to our international customers, we entered into an agreement with a contract warehouse in the Netherlands for the purpose of international distribution of our products.

   We must also comply with registration requirements of foreign governments and with import and export regulations when distributing our products to foreign nations. Each foreign country's regulatory requirements for product approval and distribution are unique and may require the expenditure of substantial time, resources and effort to obtain and maintain approvals for marketing. In September 1995, we received approval to use the "CE" mark for our entire line of orthopedic and oral/maxillofacial synthetic bone graft materials. We received approval to use the "CE" mark for our spinal implant systems in 1998. The CE mark indicates that the products are approved for sale within 18 countries in the European Community and European Free Trade Association and that we are in compliance with the ISO 9001 and EN 46001 standards which govern medical device manufacturers that are marketing products in Europe. The CE mark is now also accepted by several countries outside of the European Community.

Employees

   As of March 1, 2000, we had 122 full-time employees, of whom 38 were engaged in marketing and sales, 31 in manufacturing, 16 in regulatory affairs and quality assurance, 13 in general administration and finance and 24 in research and development. None of these employees is represented by a union, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

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

   We anticipate that most of our revenue growth in the future, if any, will come from our spinal implant products and from our orthobiologic products. There can be no assurance that we will be successful in increasing sales of our current product offering. Additionally, there can be no assurance that our efforts to develop new products will be successful. If our development efforts are successful, there can be no assurance that we will be successful in marketing and selling our new products. Moreover, our competitors may develop and successfully commercialize medical devices that directly or indirectly accomplish what our products are designed to accomplish in a superior and less expensive manner. If our competitors' products prove to be more successful than ours, our products could be rendered obsolete. As a result, we may not be able to produce sufficient sales to maintain profitability.

If we fail to compete successfully against existing or potential competitors, our operating results may be adversely affected.

   Our principal global competitors with respect to our spinal implant product line are Medtronic Sofamor Danek USA, DePuy Acromed, Inc., a Johnson & Johnson company, and SYNTHES-STRATEC, Inc. Our principal global competitors with respect to our orthobiologic products include Osteotech, Inc., GenSci Regeneration Technologies and Wright Medical Technology. Many of these companies have broader product lines than we do. Many potential customers have relationships with our competitors that could make it difficult for us to continue to penetrate the markets for our products. In addition, many of our competitors have significantly greater resources than we do. Accordingly, they could substantially increase the resources they devote to the development and marketing of products that are competitive with ours.

We may not be able to develop new products that will be accepted by the market.

   Our future growth will be dependent on our ability to develop and introduce new products, including enhancements to our existing products. We cannot assure you that we will be able to successfully develop or market new products or that any of our future products will be accepted by our customers. If we do not develop new products in time to meet market demand or if there is insufficient demand for these products, our revenues and profitability may be adversely affected.

The long-term efficacy and market acceptance of AGF is uncertain.

   Because our AGF related products were introduced only recently under a 510(k) clearance, we lack long-term clinical data regarding the efficacy and long-term results of AGF. To date, we have completed no long-term clinical studies of AGF. If long-term studies or clinical experience indicate that procedures involving AGF do not provide patients with improved clinical outcomes, anticipated sales of our AGF related products may never materialize. Our success in selling our AGF related products will depend, in large part, on the medical community's acceptance of AGF. The medical community's acceptance of AGF will depend upon our ability to demonstrate the efficacy of AGF and its advantages, favorable clinical performance and cost-effectiveness. We cannot predict whether the medical community will accept AGF or, if accepted, the extent of its use. If long-term studies or clinical experience indicate that AGF causes negative effects, we could be subject to significant liability. Our strategy to increase sales of AGF is to market these products primarily to our spinal implant customers. There is no assurance that the strategy will work, however, and no assurance that sales of our AGF related products will increase.

We face risks related to the upgrading and expansion of our distribution network.

   We have recently made significant changes to our domestic distribution network for the sale of our products. We have decreased the number of direct sales representatives and increased the number of and expanded the territories of independent agents. We expect to continue to increase our reliance on independent agents for the domestic distribution of both orthobiologic and spinal implant products. Independent commissioned sales agents may represent other medical devices for a variety of manufacturers and may not dedicate enough time or attention to selling our products. Furthermore, we expend significant resources to train and educate new independent agents about our products and our marketing programs. Our ability to increase our use of independent sales agents has been aided by some of our competitors' replacement of independent agents with direct sales representatives. However, our competitors may not continue to utilize direct sales representatives and we can therefore give no assurance that we will continue to be able to attract new or retain our current independent sales agents. There can be no assurance that we will be able to develop an effective distribution network or that our sales force will be able to continue to increase sales or maintain current sales levels of our products.

Product introductions or modifications may be delayed or canceled as a result of the FDA regulatory process, which could cause our sales to decline.

   The medical devices we manufacture and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. Our failure to comply with such regulations could lead to the imposition of injunctions, suspensions or loss of regulatory approvals, product recalls, termination of distribution, or product seizures. In the most egregious cases, criminal sanctions or closure of our manufacturing facility are possible. The process of obtaining regulatory approvals to market a medical device, particularly from the FDA, can be costly and time-consuming, and there can be no assurance that such approvals will be granted on a timely basis, if at all. The regulatory process may delay the marketing of new products for lengthy periods and impose substantial additional costs or it may prevent the introduction of new products altogether. In particular, the FDA permits commercial distribution of a new medical device only after the FDA has cleared a 510(k) premarket notification or has approved a Premarket Approval application, or PMA, for such device. The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products. The PMA approval process is more costly, lengthy and uncertain than the 510(k) premarket notification process. There can be no assurance that any new products we develop will be subject to the shorter 510(k) clearance process and therefore significant delays in the introduction of any new products that we develop may occur. We anticipate that our products that are in final development will be eligible for the 510(k) premarket notification process. If the FDA does not clear marketing of our products in final development through the 510(k) clearance process, we will be forced to comply with the PMA approval process in order to obtain FDA approval for these products. If we choose to go through the PMA approval process, there will be significant costs and delays in the introduction of our new products, if they are approved at all. Moreover, foreign governmental authorities have become increasingly stringent and we may be subject to more rigorous regulation by foreign governmental authorities in the future. Any inability or failure of our foreign independent distributors to comply with the varying regulations or the imposition of new regulations could restrict such distributors' ability to sell our products internationally and thereby adversely affect our business. All products and manufacturing facilities are subject to continual review and periodic inspection by the FDA. The discovery of previously unknown problems with our company or our products or facilities may result in product labeling restrictions, recall, or withdrawal of the products from the market. In addition, the FDA actively enforces regulations prohibiting the promotion of medical devices for unapproved indications. If the FDA determines that we have marketed our products for off-label use, we could be subject to fines, injunctions or other penalties.

We may be subject to product liability claims and our limited product liability insurance may not be sufficient to cover the claims, or we may be required to recall our products.

   We manufacture medical devices that are used on patients in surgical procedures, and we may be subject to product liability claims and product recalls. The spinal implant industry has been historically litigious and we face an inherent business risk of financial exposure to product liability claims. Since our spinal products are often implanted in the human body, manufacturing errors or design defects could result in injury or death to the patient, and could result in a recall of our products and substantial monetary damages. Prior to our merger with Cross, Cross had been named as a defendant in approximately 800 cases alleging principally that it had participated in an industry-wide conspiracy to market pedicle screw implants for off-label use, although none of the four remaining conspiracy lawsuits involve any of our products. Any product liability claim brought against us, with or without merit, could result in an increase to our product liability insurance premiums or our inability to secure coverage in the future. We would also have to pay any amount awarded by a court in excess of our policy limits. In addition, any recall of our products, whether initiated by us or by a regulatory agency, may result in adverse publicity for us that could have a material adverse effect on our business, financial condition and results of operations. Our product liability insurance policies have various exclusions, and we may be subject to a product liability claim or recall for which we have no insurance coverage, in which case we may have to pay the entire amount of the award or costs of the recall. Finally, product liability insurance is expensive and may not be available in the future on acceptable terms, or at all.

We may face challenges to our patents and proprietary rights.

   We rely on a combination of patents, trade secrets and nondisclosure agreements to protect our proprietary intellectual property. Our patent positions and those of other medical device companies are uncertain and involve complex and evolving legal and factual questions. There can be no assurance that pending patent applications will result in issued patents, that patents issued to or licensed by us will not be challenged or circumvented by competitors or that such patents will be found to be valid or sufficiently broad to protect our technology or to provide us with any competitive advantage. Third parties could also obtain patents that may require licensing for the conduct of our business, and there can be no assurance that the required licenses would be available. We also rely on nondisclosure agreements with certain employees, consultants and other parties to protect, in part, trade secrets and other proprietary technology. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets and proprietary knowledge. If our intellectual property is not adequately protected, our competitors could use the intellectual property that we have developed to enhance their products and compete more directly with us, which could result in a decrease in our market share and profits.

   The medical product industry is characterized by frequent and substantial intellectual property litigation and competitors may resort to intellectual property litigation as a means of competition. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. Any future litigation, regardless of the outcome, could result in substantial expense and significant diversion of the efforts of our technical and management personnel. Litigation may also be necessary to enforce our patents and license agreements, to protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others. An adverse determination in any such proceeding could subject us to significant liabilities to third parties, or require us to seek licenses from third parties or pay royalties that may be substantial. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing or selling certain of our products which in turn would have a material adverse effect on our business, financial condition and results of operations.

Possible denial of third-party reimbursement could materially adversely affect our future business, results of operations and financial condition.

   In the United States, our products are purchased by hospitals, who are reimbursed for the devices provided to their patients by third-party payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care programs. These third-party payors may deny reimbursement if they determine that a device used in a procedure was not used in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved indication. Also, third-party payors are increasingly challenging the prices charged for medical products and services. In international markets, reimbursement and healthcare payment systems vary significantly by country and many countries have instituted price ceilings on specific product lines. There can be no assurance that our products will be considered cost-effective by third-party payors, that reimbursement will be available or, if available, that the third-party payors' reimbursement policies will not adversely affect our ability to sell our products profitably.

We are dependent on our suppliers and the loss of any of these suppliers could adversely affect our business.

   We do not machine the components for our spinal implants or instruments; rather, we are dependent upon several suppliers for the machining of such components. Also, the UltraConcentrator(TM), one of our products used to collect AGF, is manufactured under an exclusive supply agreement with a vendor that itself has a sole source of supply for filter material, a key component of the UltraConcentrator. In the event that we are unable to obtain components for any of our products, or obtain such components on commercially reasonable terms, we may not be able to manufacture or distribute our products on a timely and competitive basis, or at all. Any delays in product availability or costs incurred in locating alternative suppliers could have a material adverse effect on our operations.

The harvesting of coral is subject to regulation which could affect our ability to obtain sufficient quantities of coral in the future.

   The harvesting and import of the coral used for our coral-based orthobiologic products must comply with the requirements of the Convention on International Trade of Endangered Species of Wild Fauna and Flora. As a result, we must register and obtain licensure from the U.S. Department of Fish and Wildlife for both the import of raw coral and the export of finished product. In the future, regulations could make the import or export of coral or coral-derived products prohibitive and could interrupt our ability to supply product. We cannot assure you that our supply of raw coral is sufficient, that we will be able to obtain sufficient quantities of coral in the future or that future regulations will not prohibit its use altogether.

Our business could be materially adversely impacted by risks inherent in international markets.

   In 1999, approximately 22% of our sales were generated outside the United States. We expect that such sales will continue to account for a significant portion of our revenue in the future. Our international sales subject us to other inherent risks, including the following:

  . fluctuations in currency exchange rates;

  . regulatory, product approval and reimbursement requirements;

  . tariffs and other trade barriers;

  . greater difficulty in accounts receivable collection and longer collection periods;

  . difficulties and costs of managing foreign distributors;

  . reduced protection for intellectual property rights in some countries;

  . burdens of complying with a wide variety of foreign laws;

  . the impact of recessions in economies outside the United States;

  . political and economic instability; and

  . seasonal reductions in business activity during the summer months in Europe and other parts of the world.

If we fail to successfully market and sell our products in international markets, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

Future acquisitions could adversely affect our operations or financial results.

From time to time, we consider acquisition of technology product lines or businesses to supplement our current product offering. Any such future acquisitions involve risks such as the following:

  . we may be exposed to unknown liabilities of acquired companies;

  . our acquisition and integration costs may be higher than we anticipated and may cause our quarterly and annual operating results to fluctuate;

  . we may experience difficulty and expense in assimilating the operations and personnel of the acquired businesses, disrupting our business and diverting management's time and attention; and

  . our relationships with key customers of acquired businesses may be impaired, due to changes in management and ownership of the acquired businesses.

Item 2. Properties

   We are headquartered in Irvine, California where we lease a 35,528 square foot facility. The annual average lease expense over the ten year term of the lease, which expires January 31, 2003, is $387,000. The lease provides a right to extend the term for an additional five years at the fair market lease rate of the facility on the extension date, but not less than the rate we paid during the month immediately preceding the commencement of the extension period. We also lease a 2,700 square foot warehouse facility in Santa Ana, California, a 4,274 square foot facility in Irvine, California to provide additional warehousing, laboratory and office space, an 1,800 square foot prototype machine shop in Irvine, California and a sales office with approximately 200 square feet in Miami, Florida. We believe our current facilities will be adequate to serve our operational needs through 2000.

   We also lease a 27,680 square foot facility in Dublin, Ohio that is vacant. The lease term began on April 1, 1996 and terminates on June 1, 2001.

Item 3. Legal Proceedings

   Cross Medical Products and a number of other spinal implant manufacturers were named as defendants in various products liability lawsuits alleging injuries from spinal implants supplied by Cross and others. Approximately 800 such suits were filed in which a large number of plaintiffs claimed, in addition to damages from spinal implants, a conspiracy among manufacturers, physicians and other spinal implant industry members to defraud the public and market products without the proper regulatory approvals. We have been dismissed as a defendant from all but four of the pedicle screw conspiracy cases, none of which involves our products.

   Aside from the pedicle screw conspiracy litigation, the nature of our business subjects us to products liability and various other legal proceedings from time to time. We are currently involved in legal proceedings incidental to the normal conduct of our business. We do not believe that any liabilities relating to the legal proceedings to which we are a party are likely to be, individually or in the aggregate, material to our consolidated financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

   None.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

   Our common stock commenced trading on the Nasdaq National Market under the symbol "BONZ" on December 20, 1993. The following table sets forth, for the periods indicated, the intra-day high and low sales prices per share of common stock on the Nasdaq National Market:

                                                                    High   Low
                                                                   ------ -----
Year Ended December 31, 1998
First Quarter..................................................... $ 9.13 $5.50
Second Quarter.................................................... $ 7.75 $5.00
Third Quarter..................................................... $ 5.50 $3.69
Fourth Quarter.................................................... $ 6.13 $2.38

Year Ended December 31, 1999
First Quarter..................................................... $ 5.97 $4.06
Second Quarter.................................................... $ 5.38 $3.88
Third Quarter..................................................... $ 8.25 $4.13
Fourth Quarter.................................................... $ 8.00 $4.94

Year Ended December 31, 2000
First Quarter through March 13, 2000.............................. $14.25 $7.63

   On March 3, 2000, the closing sale price for our common stock as reported on The Nasdaq National Market was $12.50. The number of record holders of our common stock as of March 3, 2000 was 611.

   We currently do not pay any dividends on our preferred or common stock and our Board of Directors has no present intention to pay cash dividends. The Board of Directors intends to use any earnings for the development and expansion of the business.

Item 6. Selected Financial Data

   The table below, presents the selected consolidated financial data of Interpore International, Inc. This information has been prepared using the consolidated financial statements of Interpore International, Inc. as of and for the years ended December 31, 1995, 1996, 1997, 1998 and 1999. Interpore International, Inc. and Cross Medical Products, Inc. merged in May 1998. The merger was accounted for as a pooling-of-interests. Accordingly, data as of and for the years ended December 31, 1995, 1996 and 1997 have been restated to include the financial information of both companies.

                                  Year ended December 31,
                          ------------------------------------------------------------
                           1995         1996         1997          1998         1999
                          -------      -------      -------      --------      -------
                           (in thousands, except per share data)
Statement of Operations
 Data:
Net sales...............  $21,194(/1/) $28,489(/1/) $28,429(/1/) $ 30,209      $38,856
Cost of goods sold......    6,793        9,497        9,110(/2/)    8,552       11,645
                          -------      -------      -------      --------      -------
  Gross profit..........   14,401       18,992       19,319        21,657       27,211
Total operating
 expenses...............   16,415       19,396       20,095(/1/)   24,528(/3/)  22,521
                          -------      -------      -------      --------      -------
  Income (loss) from
   operations...........  (2,014)        (404)        (776)       (2,871)        4,690
Total interest and other
 income, net............     560          324          566           506           515
                          -------      -------      -------      --------      -------
Income (loss) before
 taxes..................  (1,454)         (80)        (210)       (2,365)        5,205
Income tax provision
 (benefit)(/4/).........  (2,050)        (788)      (2,119)           59           407
                          -------      -------      -------      --------      -------
  Income (loss) from
   continuing
   operations...........  $  596       $  708       $1,909       $(2,424)       $4,798
                          =======      =======      =======      ========      =======
Income (loss) from con-
 tinuing operations
 per share:
  Basic.................  $ 0.05       $ 0.05       $ 0.14       $ (0.17)      $  0.36
  Diluted...............  $ 0.04       $ 0.05       $ 0.14       $ (0.17)      $  0.35
Shares used in computing
 income (loss) from
 continuing operations
 per share:
  Basic.................   12,695       13,080       13,460        13,904       13,506
  Diluted...............   13,478       14,530       14,111        13,904       13,876
                                     As of December 31,
                          ------------------------------------------------------------
                           1995         1996         1997          1998         1999
                          -------      -------      -------      --------      -------
Balance Sheet Data:
Total cash, cash
 equivalents and short-
 term investments.......  $11,629      $10,480      $16,590      $  7,908      $ 9,774
Total assets............   31,203       39,869       41,483        34,147       40,793
Short-term obligations..    3,194        1,664           95            15           15
Long-term obligations...       85        5,482        5,124         3,181        3,165
Total stockholders'
 equity.................   22,579       24,179       31,634        26,951       33,237

-------------------------------
(/1/)Our dental implant business was sold in May 1997. The transaction, including associated costs, resulted in a net charge to operating expenses of $617,000 in 1997. Net sales from the dental business were approximately $8.1 million, $7.1 million and $1.7 million in 1995, 1996 and 1997, respectively.

(/2/)In 1997, we recognized an inventory valuation adjustment of $925,000 for inventory made obsolete by our Synergy Spinal System enhancements.

(/3/)Amount includes $5.0 million of non-recurring charges related to the May
 1998 merger with Cross, the subsequent restructuring associated with the closing of the Dublin, Ohio facility and the relocation of employees and assets from Dublin to Irvine, California.

(/4/)In 1995, 1996, 1997, 1998 and 1999, we recognized deferred tax assets of $1.6 million, $683,000, $2.0 million, $211,000 and $1.6 million, respectively, which had previously been fully reserved in accordance with Statement of Financial Accounting Standards No. 109.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Financial Overview

   Our revenues are generated from the sale of products in two principal product categories--spinal implant products and orthobiologic products. Our spinal implant products consist of titanium or stainless steel hooks, rods and screws and related instruments required for the surgeon to assemble a construct which restores the natural anatomy of the spine, keeping it immobilized while a bone graft eventually fuses the vertebrae. Our orthobiologic products consist of synthetic bone graft substitute materials and products used to derive AGF. AGF is used to provide faster, more complete bone growth and enhance the performance of our bone graft products.

   In May 1998, Interpore International, Inc. merged with Cross Medical Products, Inc., combining Interpore's orthobiologics expertise and product offering with Cross' spinal implant expertise and products. The merger was accounted for as a pooling-of-interests, and all financial information related to periods prior to the merger has been restated to reflect the financial information of both companies as if we had always been a combined entity.

   All of our operations are located in the United States, however, we sell our products to customers both within and outside the United States. In 1999, our domestic sales were 78% of total sales and our international sales were 22% of total sales. Within the United States, we distribute our products primarily through independent agents. These independent agents provide a delivery and consultative service to our surgeon and hospital customers and receive commissions based on sales in their territories. The commissions are reflected in our income statement within selling and marketing expense.

   For our spinal implant products, we invoice hospitals directly following a surgical procedure in which our products are used. Our spinal implant products are made available to hospitals from consignment inventories maintained by our larger independent agents, or from loaner implant sets that we ship from our facility. For our orthobiologic products, we generally ship directly to hospitals from our facility, and we invoice hospitals upon shipment.

   Outside the United States, we sell our products directly to distributors who maintain an inventory of our products. We record revenue at the time of shipment to the distributor at prices generally ranging from 40% to 70% of our U.S. list prices. The distributors service the surgeons and hospitals, deliver products and invoice hospitals directly at prices determined by the distributors.

   Because our revenues from U.S. hospitals are primarily at list price, and our revenues from international distributors are at a discount to U.S. list prices, our gross margins are subject to fluctuation based on our domestic versus international sales mix, with domestic gross margins being somewhat higher than international gross margins. Additionally, the mix between spinal implant sales and orthobiologic sales also affects our gross margins, with higher margins in orthobiologics.

Financial Trends

   We experienced operating losses in the years 1995 through 1998. Factors contributing to the losses through 1997 include our significant investment in the development of our spinal implant business and declining sales and profitability in our former dental implant business, which was sold in May 1997. The $776,000 loss from operations in 1997 included a $617,000 loss on the sale of our dental implant business and a $925,000 unfavorable adjustment for inventory made obsolete by our Synergy Spinal System enhancements. In 1998, we had a $2.9 million operating loss which included approximately $5 million in non-recurring charges, including charges related to our merger with Cross. However, without the non-recurring charges, we would have had operating profit of $2.1 million in 1998, representing 7% of sales.

   In 1999, our revenue grew by 29%, and we had an operating profit of $4.7 million, or 12% of sales. We believe the improved performance was primarily the result of the following:

  . The successful recruiting of more experienced independent agents and sales managers from our larger spinal implant competitors, which improved our revenue growth rate;

  . Incremental profit from increased revenues, including over $2.8 million in sales of newly-introduced AGF related products; and

  . Cost reductions and operating efficiencies resulting from the consolidation of operations following the merger of Interpore and Cross.

   Despite our operating losses in the years 1995 through 1997, we reported positive income from continuing operations. This resulted from the recognition of deferred tax assets which had previously been fully reserved in accordance with Statement of Financial Accounting Standards No. 109. In 1998, despite a pre-tax loss, taxable income was recognized as a result of some disallowed merger cost deductions. This coupled with the reduction of the valuation allowance resulted in a net tax provision of $59,000. In 1999, our increased profitability eliminated the remaining valuation allowance against our deferred tax assets. This resulted in the need to record an income tax provision for the quarter and year ended December 31, 1999, and we expect to record tax provisions going forward. Therefore, the recording of tax provisions will negatively affect net income for the year 2000 in comparison to 1999. Had we recorded an income tax provision in 1999 at an effective tax rate of 39%, our diluted earnings per share would have been $0.23 versus the $0.35 that we reported.

   All of the information set forth above relates to our continuing operations. However, discontinued operations contributed significantly to net income in 1996 and 1997. Income from discontinued operations was $1.2 million in 1996 and $2.5 million in 1997, including a $2.2 million gain on the sale of our recovery products segment in March 1997.

Results of Operations

   The following table presents our results of operations as percentages:

                                                              Percentage Change
                                     Percentage of Net Sales  -----------------
                                     Year ended December 31,
                                    ------------------------- 1998 vs. 1999 vs.
                                      1997     1998    1999     1997     1998
                                    -------- -------- ------- -------- --------
Net sales..........................  100.0%   100.0%   100.0%   6.3%    28.6%
Cost of goods sold.................   32.0%    28.3%    30.0%  (6.1%)   36.2%
                                    -------- -------- ------- -------   ------
  Gross profit.....................   68.0%    71.7%    70.0%  12.1%    25.7%
                                    -------- -------- ------- -------   ------
Operating expenses:
  Research and development.........   11.3%    12.1%    10.7%  13.4%    14.9%
  Selling and marketing............   40.7%    39.1%    36.0%   2.2%    18.2%
  General and administrative.......   16.5%    13.4%    11.2% (13.8%)    7.8%
  Merger-related expenses..........     --     10.0%     --      --       --
  Restructuring charges............     --      5.0%     --      --       --
  Non-recurring charges............     --      1.6%     --      --       --
  Loss on sale of dental business..    2.2%      --      --      --       --
                                    -------- -------- ------- -------   ------
    Total operating expenses.......   70.7%    81.2%    57.9%  22.1%    (8.2%)
                                    -------- -------- ------- -------   ------
      Income (loss) from
       operations..................   (2.7%)   (9.5%)   12.1%    --       --
                                    ======== ======== ======= =======   ======

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

   For the year ended December 31, 1999, sales of $38.9 million were $8.6 million, or 28.6%, higher than sales of $30.2 million for the previous year. The following table presents sales by category (in thousands):

                                          Year ended December 31,     Change
                                          ----------------------- --------------
                                             1998        1999     Amount Percent
                                          ----------- ----------- ------ -------
Spinal implant product sales............. $    15,367 $    20,807 $5,440  35.4%
Orthobiologic product sales..............      14,842      18,049  3,207  21.6%
                                          ----------- ----------- ------  -----
  Total sales............................ $    30,209 $    38,856 $8,647  28.6%
                                          =========== =========== ======  =====

   Sales of spinal implant products increased in the year ended December 31, 1999 by $5.4 million, or 35.4%, to $20.8 million, compared to $15.4 million for the year ended December 31, 1998. The increase reflects continued market penetration of the Synergy Spinal System, aided by improved distribution and territory coverage.

   Sales of orthobiologic products increased by $3.2 million, or 21.6%, to $18.0 million for the year ended December 31, 1999, compared to $14.8 million for the year ended December 31, 1998. Our new AGF related products, which were launched on a nationwide basis during the second quarter of 1999, accounted for $2.8 million of orthobiologic products sales during 1999. Sales of synthetic bone products remained relatively level for the two periods.

   Total domestic sales of spinal products and orthobiologic products increased 30.2%, or $7.0 million, to $30.1 million for the year ended December 31, 1999, compared to $23.1 million for the same period of 1998. International sales increased $1.6 million, or 23.4%, to $8.7 million for the twelve months ended December 31, 1999, compared to $7.1 million for the same period of 1998.

   For the year ended December 31, 1999, gross margin as a percentage of sales was 70.0%, compared to 71.7% for the year ended December 31, 1998. Spine products sales, which have a lower gross margin than orthobiologic products sales, comprised a greater percentage of total sales in 1999 than in 1998.

   Total operating expenses for the year ended December 31, 1999 decreased by $2.0 million, or 8.2%, to $22.5 million, compared to total operating expenses of $24.5 million during the same period of 1998. Excluding merger related expenses, restructuring charges and non-recurring charges recorded in 1998, operating expenses increased $3.0 million, or 15.4%, but decreased as a percentage of sales from 64.6% in 1998 to 57.9% in 1999. Research and development expenses increased by 14.9%, or $542,000, in 1999 due primarily to salaries for additional engineers hired for spinal implant development projects. Selling and marketing expenses in 1999 increased $2.2 million, or 18.2%, compared to 1998, primarily due to increased commissions on higher domestic sales in 1999 and the hiring of additional sales and marketing staff. General and administrative expenses increased by $316,000, or 7.8%, in 1999, primarily as the result of increased corporate bonus expense and higher product liability insurance premiums resulting from increased sales offset partially by a decrease in property taxes resulting from the closure of the Ohio facility.

   Total interest and other income were approximately the same in the two periods, as reduced interest income on lower average cash, cash equivalents and short-term investments balances in 1999 was mostly offset by reduced interest expense. We had lower average cash, cash equivalents and short-term investments balances in 1999 compared to 1998 due to the payment of merger-related expenses, restructuring charges and non-recurring charges, the repurchase of 605,000 shares of our common stock and the redemption of convertible debentures. Interest expense was lower in 1999 than in 1998 due primarily to the write-off of prepaid debt issuance costs associated with convertible debentures which were redeemed during 1998. This redemption also lowered interest expense in 1999.

   In 1998, despite a pre-tax loss, taxable income was recognized as a result of some disallowed merger cost deductions. This coupled with the reduction of the valuation allowance resulted in a net tax provision of $59,000. In 1999, our increased profitability eliminated the remaining valuation allowance against our deferred tax assets. This resulted in the need to record an income tax provision for the year ended December 31, 1999 at an effective tax rate of approximately 7.8%. We expect to record an income tax provision in 2000.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

   For the year ended December 31, 1998, net sales of $30.2 million were $1.8 million, or 6.3%, higher than net sales of $28.4 million for the previous year. However, 1997 included $1.7 million of sales from the dental business which was sold in May 1997. Excluding dental products, net sales increased $3.5 million, or 13.0%, in 1998 compared to 1997. The following table presents sales by category (in thousands):

                                                  Year ended
                                                 December 31,        Change
                                                --------------- ----------------
                                                 1997    1998   Amount  Percent
                                                ------- ------- ------- --------
Spinal implant product sales................... $12,918 $15,367 $2,449    19.0%
Orthobiologic product sales....................  13,805  14,842  1,037     7.5%
                                                ------- ------- ------- --------
  Sub-total....................................  26,723  30,209  3,486    13.0%
Dental product sales...........................   1,706      -- (1,706) (100.0%)
                                                ------- ------- ------- --------
  Total sales.................................. $28,429 $30,209 $1,780     6.3%
                                                ======= ======= ======= ========

   Sales of spinal implant products increased in the year ended December 31, 1998 by $2.4 million, or 19.0%, to $15.4 million, compared to $12.9 million for the year ended December 31, 1997. The increase reflects continued market penetration of this relatively new system, aided by the improved distribution and greater domestic territory coverage following the merger.

   Sales of orthobiologic products increased by $1.0 million, or 7.5%, to $14.8 million for the year ended December 31, 1998, compared to $13.8 million for the year ended December 31, 1997. Pro Osteon sales increased by $1.7 million, due to the introduction of the resorbable version, Pro Osteon 500R, in the fourth quarter of 1998, along with improved distribution following the merger and resultant consolidation of sales forces. OEM sales, which are dependent upon the ordering patterns of two customers, decreased by $624,000 in 1998 versus 1997.

   Total domestic sales of spinal products and orthobiologics increased 15.6%, or $3.1 million, to $23.1 million for the year ended December 31, 1998, compared to $20.0 million for the same period of 1997. International sales increased $363,000, or 5.4%, to $7.1 million for the twelve months ended December 31, 1998, from $6.7 million for the same period of 1997.

   For the year ended December 31, 1998, gross margin as a percentage of sales was 71.7%, compared to 68.0% for the year ended December 31, 1997. The 1997 gross margin was lower as a result of an inventory valuation adjustment of $925,000 that was recognized for inventory made obsolete by our Synergy Spinal System enhancements. Additionally, domestic sales, which have a higher gross margin than international sales, comprised a greater percentage of total sales in 1998 than in 1997.

   Total operating expenses for the year ended December 31, 1998 increased by $4.4 million, or 22.1%, to $24.5 million, compared to total operating expenses of $20.1 million during the same period of 1997. The increase in operating expenses was primarily due to $5.0 million of merger-related expenses, restructuring charges and non-recurring charges incurred in 1998. Excluding these charges and the 1997 loss on the sale of the dental business, total operating expenses remained relatively level between the two periods. Research and development expenses increased by 13.4%, or $430,000, in 1998 as a result of increased spinal product development efforts and increased regulatory expenses related to obtaining FDA clearances for Pro Osteon 500R and AGF related products. Selling and marketing expenses in 1998 increased $251,000, or 2.2%, compared to 1997 due primarily to increased commissions on higher domestic sales in 1998, offset partially by the elimination of selling and marketing expenses related to the dental business. General and administrative expenses decreased by $648,000, or 13.8%, in 1998, primarily as the result of cost reductions following the sale of the dental business and the merger with Cross.

   The $60,000, or 10.6%, decrease in net interest and other income relates to a reduction in interest income due to lower cash, cash equivalents and short-term investments. The decrease was partially offset by increased royalty income.

   In 1998, despite a pre-tax loss, taxable income was recognized as a result of some disallowed merger cost deductions. This coupled with the reduction of the valuation allowance resulted in a net tax provision of $59,000. In 1997 an income tax benefit was recognized as a result of reducing the valuation allowance against the deferred tax assets.

Liquidity and Capital Resources

   In 1999, our operations generated positive cash flow of approximately $2.9 million. We invest our excess cash in U.S. Treasury securities and high-grade marketable securities. At December 31, 1999, cash, cash equivalents and short-term investments totaled $9.8 million, up $1.9 million from $7.9 million at December 31, 1998. We also have a $5.0 million revolving line of credit available to us that had no amount outstanding at December 31, 1999 and which expires in June 2000. We currently intend to seek an extension of that facility.

   Other significant sources of cash in the past included $8.2 million in proceeds from the sale of our recovery products segment in 1997 and $1.5 million in net proceeds in 1997 and 1998 from the sale of our dental business.

   We have used and may continue to use our cash, our common stock, or a combination of both to pay for purchased technologies, product lines, mergers and acquisitions. We also intend to continue to invest in the development of our business. In 1998, we merged with Cross and exchanged approximately 6.7 million shares of our common stock for all of the outstanding common stock of Cross. In 1999, we purchased all of the intellectual property of Quantic Biomedical, Inc., which included all of the AGF patents and technology, for $500,000 in cash, 100,000 unregistered shares of our common stock and warrants to purchase 200,000 shares of our common stock.

   We believe we currently possess sufficient resources to meet the cash requirements of our operations for at least the next year. However, some of the aforementioned activities may require cash in excess of that which we currently possess, and we can give no assurance that we will be able to raise the additional capital on satisfactory terms, if at all.

   At December 31, 1999, we had no material commitments for capital expenditures.

Impact of Year 2000

   Year 2000 problems are the result of computer programs being written using two digits rather than four to define the applicable year. If not corrected, many computer applications could fail or create erroneous results by not recognizing "00" to mean the year 2000.

   In 1999, we completed our testing of all critical software and hardware systems and determined that all are Year 2000 compliant. Vendor certifications were received from all critical vendors indicating that they were either currently compliant or that they would be compliant by December 31, 1999. To date, we have not needed to implement any major system or software replacements due to the Year 2000 issue. We have not incurred and do not expect to incur any material direct costs associated with Year 2000 issues.

   We have not experienced and do not expect to experience any significant Year 2000 problems or interruptions. We cannot assure you that mission critical vendors and customers will not incur a Year 2000 problem or interruption, but we believe we have adequate computer file backup procedures and manual operating procedures that will enable us to continue the critical processes of our business.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

   We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalent balances and marketable securities. However, as all of our investments are in short-term instruments, we believe that we have no material market risk exposure.

Item 8. Financial Statements and Supplementary Data

   The Financial Statements and Supplementary Data of Interpore Cross are listed and included under Item 14 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

PART III

Item 10. Directors and Executive Officers of the Registrant

   There is hereby incorporated herein by reference the information appearing under the caption "Proposal to Elect Interpore Cross' Directors" of Interpore Cross' definitive Proxy Statement for its 2000 Annual Meeting to be filed with the Securities and Exchange Commission on or before April 30, 2000.

Item 11. Executive Compensation

   There is hereby incorporated herein by reference the information appearing under the caption "Proposal to Elect Interpore Cross' Directors--Executive Compensation" of Interpore Cross' definitive Proxy Statement for its 2000 Annual Meeting to be filed with the Securities and Exchange Commission on or before April 30, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   There is hereby incorporated herein by reference the information appearing under the caption "Ownership of Interpore Cross Stock" of Interpore Cross' definitive Proxy Statement for its 2000 Annual Meeting to be filed with the Securities and Exchange Commission on or before April 30, 2000.

Item 13. Certain Relationships and Related Transactions

   There is hereby incorporated herein by reference the information appearing under the caption "Certain Relationships and Related Transactions of Interpore Cross" of Interpore Cross' definitive Proxy Statement for its 2000 Annual Meeting to be filed with the Securities and Exchange Commission on or before April 30, 2000.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) (1)The following financial statements are referenced in Part II Item 8 and submitted herewith:

                                                                         Page
                                                                        Number
                                                                        ------
       Report of Independent Auditors..................................  F-2

       Report of Independent Accountants...............................  F-3

       Consolidated Balance Sheets at December 31, 1998 and 1999.......  F-4

       Consolidated Statements of Operations for the Years Ended
        December 31, 1997, 1998 and 1999...............................  F-5

       Consolidated Statements of Shareholders' Equity for the Years
        Ended December 31, 1997, 1998 and 1999.........................  F-6

       Consolidated Statements of Cash Flows for the Years Ended
        December 31, 1997, 1998 and 1999...............................  F-7

       Notes to Consolidated Financial Statements......................  F-8

    (2) The following financial statement schedule for the years ended December 31, 1997, 1998 and 1999 is submitted herewith:

      Schedule II--Valuation and Qualifying Accounts

      All other schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

    (3) The list of exhibits contained in the Index to Exhibits is submitted herewith.

  (b) Reports on Form 8-K

    None.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTERPORE INTERNATIONAL, INC.

                                                    /s/ David C. Mercer
                                          By: _________________________________
                                                      David C. Mercer
                                                Chairman and Chief Executive
                                                          Officer

Date: March 14, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                      Title                     Date
                                                      -----                     ----

          /s/ David C. Mercer           Chairman of the Board, Chief       March 14, 2000
 ______________________________________  Executive Officer and Director
            David C. Mercer              (Principal Executive Officer)

          /s/ Joseph A. Mussey          President, Chief Operating         March 14, 2000
 ______________________________________  Officer and Director
            Joseph A. Mussey

        /s/ Richard L. Harrison         Sr. Vice President--Finance,       March 14, 2000
 ______________________________________  Chief Financial Officer and
          Richard L. Harrison            Secretary (Principal Financial
                                         and Accounting Officer)

       /s/ William A. Eisenecher        Director                           March 14, 2000
 ______________________________________
         William A. Eisenecher

        /s/ Daniel A. Funk, M.D.        Director                           March 14, 2000
 ______________________________________
          Daniel A. Funk, M.D.

         /s/ G. Bradford Jones          Director                           March 14, 2000
 ______________________________________
           G. Bradford Jones

         /s/ Robert J. Williams         Director                           March 14, 2000
 ______________________________________
           Robert J. Williams

                         INTERPORE INTERNATIONAL, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of Independent Auditors...........................................  F-2

Report of Independent Accountants........................................  F-3

Consolidated Balance Sheets at December 31, 1998 and 1999................  F-4

Consolidated Statements of Operations for the Years Ended December 31,
 1997, 1998 and 1999.....................................................  F-5

Consolidated Statements of Shareholders' Equity for the Years Ended
 December 31, 1997, 1998 and 1999........................................  F-6

Consolidated Statements of Cash Flows for the Years Ended December 31,
 1997, 1998 and 1999.....................................................  F-7

Notes to Consolidated Financial Statements...............................  F-8

Schedule II--Valuation and Qualifying Accounts........................... F-23

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Interpore International, Inc.

   We have audited the accompanying consolidated balance sheets of Interpore International, Inc. as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits. We did not audit the financial statements and schedule of Cross Medical Products, Inc., which statements reflect total assets of $18,762,000 as of December 31, 1997, and total revenues of $12,918,000 for the year ended December 31, 1997. Those statements and schedule were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the data included for Cross Medical Products, Inc., is based solely on the report of the other auditors.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

   In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interpore International, Inc. at December 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                        /s/ Ernst & Young LLP

Orange County, California
February 4, 2000 except
 for the first paragraph
 of note 6, as to which
 the date is March 1,
 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Cross Medical Products, Inc. and Subsidiary


We have audited the consolidated statements of income, shareholders' equity, and cash flows of Cross Medical Products, Inc. and Subsidiary (formerly Danninger Medical Technology, Inc. and Subsidiaries) (the Company) for the year ended December 31, 1997. We have also audited the financial statement schedule for the year ended December 31, 1997, listed in the index at Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations, cash flows, and changes in shareholders' equity of Cross Medical Products, Inc. and Subsidiary for the year ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule for the year ended December 31, 1997 referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          /s/ PricewaterhouseCoopers L.L.P.

Coopers & Lybrand L.L.P.
Columbus, Ohio
February 4, 1998, except
 for Note 11 to the
 consolidated financial
 statements for which the
 date is February 11, 1998

                         INTERPORE INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (in thousands, except share data)

                                                               December 31,
                                                            -------------------
                                                              1998      1999
                                                            --------- ---------
Assets
Current assets:
 Cash and cash equivalents................................  $  7,908  $  6,315
 Short-term investments...................................       --      3,459
 Accounts receivable, less allowance for doubtful accounts
  of $506 and $516 in 1998 and 1999, respectively.........     6,418     8,887
 Inventories..............................................    12,115    13,070
 Prepaid expenses.........................................     1,205       995
 Deferred income taxes....................................     1,426     1,750
 Other current assets.....................................       436       129
                                                            --------- ---------
Total current assets......................................    29,508    34,605
Property, plant and equipment, net........................     1,467     1,349
Deferred income taxes.....................................     2,504     2,333
Intangible assets, net....................................       338     2,274
Other assets..............................................       330       232
                                                            --------- ---------
Total assets..............................................  $ 34,147  $ 40,793
                                                            ========= =========
Liabilities and stockholders' equity
Current liabilities:
 Current portion of capital lease obligations.............  $     15  $     15
 Accounts payable.........................................       609     1,046
 Accrued compensation and related expenses................     1,010     1,615
 Accrued royalties........................................       300       339
 Reserve for products liability claims....................       232       183
 Accrued disposition costs................................       250       118
 Accrued merger-related expenses and restructuring
  charges.................................................       726       324
 Income taxes payable.....................................       --        326
 Other accrued liabilities................................       873       425
                                                            --------- ---------
Total current liabilities.................................     4,015     4,391
                                                            --------- ---------
Long-term obligations:
 Long-term debt...........................................     3,152     3,152
 Obligations under capital leases, net....................        29        13
                                                            --------- ---------
Total long-term obligations...............................     3,181     3,165
                                                            --------- ---------
Commitments and contingencies
Stockholders' equity:
 Series E convertible preferred stock, voting, par value
  $.01 per share: Authorized--594,000; issued and
  outstanding shares -- 32,906 at December 31, 1998 and
  25,573 at December 31, 1999; aggregate liquidation value
  of $247 at December 31, 1998 and $192 at December 31,
  1999....................................................       --        --
 Preferred stock, par value $.01 per share: Authorized
  shares -- 4,406,000; outstanding shares -- none.........       --        --
 Common stock, par value $.01 per share: Authorized
  shares -- 50,000,000; issued and outstanding shares --
  14,059,690 at December 31, 1998 and 14,272,279 at
  December 31, 1999.......................................       141       143
 Additional paid-in-capital...............................    43,961    45,451
 Accumulated deficit......................................   (14,042)   (9,244)
 Accumulated other comprehensive loss.....................       --         (4)
                                                            --------- ---------
                                                              30,060    36,346
 Less treasury stock, at cost -- 605,000 shares at
  December 31, 1998 and December 31, 1999.................    (3,109)   (3,109)
                                                            --------- ---------
Total stockholders' equity................................    26,951    33,237
                                                            --------- ---------
Total liabilities and stockholders' equity................  $ 34,147  $ 40,793
                                                            ========= =========


   See accompanying notes.

                         INTERPORE INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (in thousands, except per share data)

                                                     Year ended December 31,
                                                    --------------------------
                                                      1997     1998     1999
                                                    -------- --------  -------
Net sales.......................................... $28,429  $30,209   $38,856
Cost of goods sold.................................   9,110    8,552    11,645
                                                    -------- --------  -------
Gross profit.......................................  19,319   21,657    27,211
                                                    -------- --------  -------
Operating expenses:
  Research and development.........................   3,220    3,650     4,192
  Selling and marketing............................  11,575   11,826    13,978
  General and administrative.......................   4,683    4,035     4,351
  Merger-related expenses..........................     --     3,031      --
  Restructuring charges............................     --     1,512      --
  Non-recurring charges............................     --       474      --
  Loss on sale of dental business..................     617      --       --
                                                    -------- --------  -------
Total operating expenses...........................  20,095   24,528    22,521
                                                    -------- --------  -------

Income (loss) from operations......................    (776)  (2,871)    4,690
                                                    -------- --------  -------
Interest income....................................     835      744      457
Interest expense...................................    (580)    (600)    (342)
Other income.......................................     311      362      400
                                                    -------- --------  -------
Total interest and other income, net...............     566      506      515
                                                    -------- --------  -------
Income (loss) before taxes and discontinued
 operations........................................    (210)  (2,365)    5,205
Income tax provision (benefit).....................  (2,119)      59      407
                                                    -------- --------  -------

Income (loss) from continuing operations...........   1,909   (2,424)    4,798
                                                    -------- --------  -------
Income from discontinued operations (net of income
 taxes of $168)....................................     290      --       --
Gain on sale of discontinued operations (net of
 income taxes of $1,400)...........................   2,180      --       --
                                                    -------- --------  -------
Income from discontinued operations................   2,470      --       --
                                                    -------- --------  -------
Net income (loss).................................. $ 4,379  $(2,424)  $ 4,798
                                                    ======== ========  =======

Basic earnings per share:
  Income (loss) from continuing operations......... $  0.14  $ (0.17)  $ 0.36
  Income from discontinued operations..............    0.19      --       --
                                                    -------- --------  -------
  Net income (loss)................................ $  0.33  $ (0.17)  $ 0.36
                                                    ======== ========  =======

  Shares used in computing earnings per share......  13,460   13,904    13,506

Diluted earnings per share:
  Income (loss) from continuing operations......... $  0.14  $ (0.17)  $ 0.35
  Income from discontinued operations..............    0.17      --       --
                                                    -------- --------  -------
  Net income (loss)................................ $  0.31  $ (0.17)  $ 0.35
                                                    ======== ========  =======

  Shares used in computing earnings per share......  14,111   13,904    13,876
                                                    ======== ========  =======

See accompanying notes.

                         INTERPORE INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)

                           Series E
                          Convertible
                           Preferred                             Accumulated
                             Stock     Common Stock  Additional     Other                             Total
                         ------------- -------------  Paid-In   Comprehensive Accumulated Treasury Stockholders
                         Shares Amount Shares Amount  Capital       Loss        Deficit    Stock      Equity
                         ------ ------ ------ ------ ---------- ------------- ----------- -------- ------------
Balance at December 31,
 1996...................    77  $   1  13,239  $132   $40,195       $ --       $(15,997)  $  (152)   $24,179
  Net income and
   comprehensive
   income...............   --     --      --    --        --          --          4,379       --       4,379
  Retirement of treasury
   stock................   --     --      --    --       (152)        --            --        152        --
  Exercise of stock op-
   tions................   --     --      155     1       401         --            --        --         402
  Conversion of pre-
   ferred stock into
   common stock.........   (44)    (1)     44     1       --          --            --        --         --
  Issuances under em-
   ployee stock
   purchase plan........   --     --       21   --         90         --            --        --          90
  Options granted in
   exchange for
   services.............   --     --      --    --        172         --            --        --         172
  Sale of common stock..   --     --      280     3     2,239         --            --        --       2,242
  Debentures converted
   into common stock....   --     --       27     1       169         --            --        --         170
                         ------ ------ ------  ----   --------      -----      ---------  --------   --------
Balance at December 31,
 1997...................    33    --   13,766   138    43,114         --        (11,618)      --      31,634
  Net loss and compre-
   hensive loss.........   --     --      --    --        --          --         (2,424)      --      (2,424)
  Exercise of stock op-
   tions................   --     --      252     3       647         --            --        --         650
  Issuances under em-
   ployee stock
   purchase plan........   --     --       27   --        127         --            --        --         127
  Debentures converted
   into common stock....   --     --       15   --         73         --            --        --          73
  Repurchase of common
   stock................   --     --      --    --        --          --            --     (3,109)    (3,109)
                         ------ ------ ------  ----   --------      -----      ---------  --------   --------
Balance at December 31,
 1998...................    33    --   14,060   141    43,961         --        (14,042)   (3,109)    26,951
  Unrealized loss on
   short-term invest-
   ments (including tax
   benefit of $2).......   --     --      --    --        --          (4)           --        --          (4)
  Net income............   --     --      --    --        --          --          4,798       --       4,798
                         ------ ------ ------  ----   --------      -----      ---------  --------   --------
  Comprehensive income
   (loss) ..............   --     --      --    --        --          (4)         4,798       --       4,794
  Exercise of stock op-
   tions................   --     --       81     1       178         --            --        --         179
  Conversion of pre-
   ferred stock into
   common stock.........    (7)   --        7   --        --          --            --        --         --
  Issuances under em-
   ployee stock
   purchase plan........   --     --       24   --        103         --            --        --         103
  Shares issued in
   purchase of AGF
   technology...........   --     --      100     1     1,209         --            --        --       1,210
                         ------ ------ ------  ----   --------      -----      ---------  --------   --------
Balance at December 31,
 1999...................    26  $ --   14,272  $143   $45,451       $ (4)      $ (9,244)  $(3,109)   $33,237
                         ====== ====== ======  ====   ========      =====      =========  ========   ========

See accompanying notes.

                         INTERPORE INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                      Year ended December 31,
                                                     --------------------------
                                                       1997     1998     1999
                                                     -------- -------- --------
Cash Flows From Operating Activities:
  Income (loss) from continuing operations.......... $ 1,909  $(2,424) $ 4,798
  Adjustments to reconcile income (loss) from
   continuing operations
   to net cash provided by (used in) operating
   activities:
    Depreciation and amortization...................     714      724      852
    Loss on sale of dental business.................     617      --       --
    Loss on disposal of property, plant and
     equipment......................................     --       229      --
    Changes in operating assets and liabilities:
     Accounts receivable............................     431      172   (2,469)
     Inventories....................................  (3,888)  (1,741)    (955)
     Prepaid expenses...............................     (70)    (767)      43
     Other assets...................................     (89)       6      405
     Deferred income taxes..........................  (1,873)     108     (151)
     Accounts payable and accrued liabilities.......    (568)    (630)     376
                                                     -------- -------- --------
  Net cash used in continuing operations............  (2,817)  (4,323)   2,899
  Net cash provided by discontinued operations......      92      --       --
                                                     -------- -------- --------
    Net cash provided by (used in) operating
     activities.....................................  (2,725)  (4,323)   2,899
                                                     -------- -------- --------
Cash Flows From Investing Activities:
  Purchases of short-term investments...............  (3,775)  (3,937)  (3,465)
  Sales of short-term investments...................   3,146    8,718      --
  Capital expenditures..............................    (673)    (796)    (621)
  Expenditures for patent rights....................     (60)     (30)    (146)
  Purchase of AGF technology........................     --       --      (526)
  Proceeds from sale of dental business, net........     741      749      --
                                                     -------- -------- --------
   Net cash provided by (used in) continuing
    operations......................................    (621)   4,704   (4,758)
   Net cash used in discontinued operations.........     (91)     --       --
   Cash received from sale of recovery products
    segment.........................................   8,177      --       --
                                                     -------- -------- --------
    Net cash provided by (used in) investing
     activities.....................................   7,465    4,704   (4,758)
                                                     -------- -------- --------
Cash Flows From Financing Activities:
  Repurchase of common stock........................     --    (3,109)     --
  Repayment of long-term debt and capitalized lease
   obligations......................................  (1,796)  (1,950)     (16)
  Proceeds from exercise of stock options...........     402      650      179
  Proceeds from employee stock purchase plan........      90      127      103
  Proceeds from sale of common stock................   2,242      --       --
                                                     -------- -------- --------
   Net cash provided by (used in) continuing
    operations......................................     938   (4,282)     266
   Net cash used in discontinued operations.........    (197)     --       --
                                                     -------- -------- --------
    Net cash provided by (used in) financing
     activities.....................................     741   (4,282)     266
                                                     -------- -------- --------
Net increase (decrease) in cash and cash
 equivalents........................................   5,481   (3,901)  (1,593)
Cash and cash equivalents at beginning of year......   6,328   11,809    7,908
                                                     -------- -------- --------
Cash and cash equivalents at end of year............ $11,809  $ 7,908  $ 6,315
                                                     ======== ======== ========


See accompanying notes.

                         INTERPORE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

1. Summary of Significant Accounting Policies

Organization and Description of Business

   Interpore International, Inc. ("Interpore"), doing business as Interpore Cross International ("Interpore Cross") operates in one business segment: the design, manufacture and marketing of medical devices for the orthopedic marketplace. The products are distributed in the United States and internationally.

Basis of Presentation

   The accompanying consolidated financial statements include the accounts of Interpore Cross and its subsidiaries after elimination of all significant intercompany transactions. In February 1998, Interpore entered into an agreement to merge with Cross Medical Products, Inc. ("Cross"), a publicly traded Ohio-based worldwide supplier of spinal implant systems used to treat degenerative conditions and deformities of the spine. This merger has been accounted for as a pooling-of-interests. Accordingly, financial information for 1997 has been restated to include the financial information of each company. Certain amounts have been reclassified to conform to the 1999 presentation.

Discontinued Operations

   In March 1997, substantially all of the assets and liabilities related to Cross' recovery products segment were sold. The accompanying consolidated financial statements reflect the reclassification of the recovery products segment as discontinued operations. Income from discontinued operations has been adjusted for the effect of the allocation of certain general corporate overhead costs associated with continuing operations. Interest expense has been allocated to continuing operations based upon specific identification of indebtedness that was retained. Unless otherwise stated, the notes to the financial statements disclose information related to continuing operations.

Revenue Recognition

   Revenue from sales of product where the customer immediately accepts title is recorded at the time of shipment. Revenue from sales of consigned inventory is recorded upon receipt of written acknowledgement from sales agents or customers that the product has been used in a surgical procedure. Provision is made currently for estimated product returns based on historical experience and other known factors.

                         INTERPORE INTERNATIONAL, INC.

Per Share Information

   Basic earnings per share (EPS) is calculated by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities, consisting of employee stock options, convertible securities and warrants. The following table presents the computation of net income per share (in thousands, except per share data):

                                                     Year ended December 31,
                                                     --------------------------
                                                      1997     1998      1999
                                                     ------- --------   -------
Income (loss) from continuing operations............ $ 1,909 $(2,424)   $ 4,798
Income from discontinued operations.................   2,470     --         --
                                                     ------- --------   -------
Net income (loss)................................... $ 4,379 $(2,424)   $ 4,798
                                                     ======= ========   =======
Shares used in computing net income (loss) per
   share--basic Weighted average common shares
   outstanding......................................  13,460  13,904     13,506
Effect of dilutive securities:
  Weighted average convertible preferred stock......      67    --(/1/)      31
  Common share equivalents outstanding..............     584    --(/1/)     339
                                                     ------- --------   -------
Shares used in computing net income (loss) per
 share--diluted.....................................  14,111  13,904     13,876
                                                     ======= ========   =======
Basic earnings per share:
  Income (loss) from continuing operations.......... $  0.14 $ (0.17)   $  0.36
  Income from discontinued operations...............    0.19     --         --
                                                     ------- --------   -------
  Net income (loss)................................. $  0.33 $ (0.17)   $  0.36
                                                     ======= ========   =======
Diluted earnings per share:
  Income (loss) from continuing operations.......... $  0.14 $ (0.17)   $  0.35
  Income from discontinued operations...............    0.17     --         --
                                                     ------- --------   -------
  Net income (loss)................................. $  0.31 $ (0.17)   $  0.35
                                                     ======= ========   =======

--------
(/1/)Effect would have been anti-dilutive, accordingly, the amounts are excluded from shares used in computing diluted earnings per share. Weighted average convertible preferred stock would have been 33 shares and common share equivalents outstanding would have been 346 shares.

   Shares issuable from the convertible subordinated debentures were excluded from the calculation of diluted earnings per share in all years because their effect would have been anti-dilutive.

Concentrations of Business and Credit Risk

   Interpore Cross operates in worldwide markets which are subject to rapid technological advancement and significant government regulation. The introduction of technologically advanced products by competitors and increased regulatory or trade barriers could have a material impact on the future operations of Interpore Cross.

   In the normal course of business, Interpore Cross provides credit to its customers. At December 31, 1999, 59% of Interpore Cross' accounts receivable are from domestic customers, and 41% are from foreign customers. Interpore Cross performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations. As of December 31, 1999, Interpore Cross had no significant concentrations of credit risk. Sales to domestic customers were 76%, 77% and 78% of total sales in 1997, 1998 and 1999, respectively, and sales to foreign customers were 24%, 23% and 22% of total sales in 1997, 1998 and 1999, respectively. All sales to foreign customers for the periods presented were denominated in United States dollars.

                         INTERPORE INTERNATIONAL, INC.

   In the U.S., there are no significant customer concentrations, as Interpore Cross invoices hospitals directly for product used or shipped. However, in the international markets, Interpore Cross has two significant distributors that on a combined basis accounted for approximately 31% of its 1999 international sales and 7% of our 1999 worldwide sales.

   Some of the products and materials supplied by Interpore Cross' vendors are currently sole-sourced, but the Company believes that it could locate alternative vendors for supply of these components. However, the UltraConcentrator, one of the products used to collect AGF, is manufactured under an exclusive supply agreement with a vendor that itself has a sole source of supply of the contained filter material. Although the filter material is not readily available through alternative sources, Interpore Cross believes that there are suppliers that could supply alternate materials with probable equivalent function. In the event that are-engineering of the product were necessary due to an interruption in supply from our current vendor, delays in product availability could occur and significant costs could be incurred, both of which would have a material adverse effect on Interpore Cross' operations.

Stock Option Plans

   Interpore Cross accounts for stock compensation to employees using the intrinsic value method provided for by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, and provides supplementary disclosures in the notes to the consolidated financial statements of the differences between using this method and the fair value method as required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

Advertising

   Interpore Cross expenses as incurred the costs of advertising which totaled $162,000, $201,000 and $219,000 for the years ended December 31, 1997, 1998 and
1999, respectively.

Research and Development

   Expenditures for research and development are expensed as incurred.

Cash, Cash Equivalents and Short-term Investments

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

Inventories

   Inventories are stated at the lower of first-in, first-out average cost or market. Inventories are comprised of the following (in thousands):

                                                                  December 31,
                                                                 ---------------
                                                                  1998    1999
                                                                 ------- -------
       Raw material............................................. $ 1,024 $ 1,159
       Work-in-process..........................................     279     442
       Finished goods...........................................  10,812  11,469
                                                                 ------- -------
                                                                 $12,115 $13,070
                                                                 ======= =======

                         INTERPORE INTERNATIONAL, INC.

Property, Plant and Equipment

   Property, plant and equipment are stated at cost and are comprised of the following (in thousands):

                                                                 December 31,
                                                               -----------------
                                                                 1998     1999
                                                               -------- --------
       Machinery and equipment................................ $ 3,056  $ 3,418
       Furniture and fixtures.................................     441      644
       Leasehold improvements.................................     571      627
                                                               -------- --------
       Property, plant and equipment, at cost.................   4,068    4,689
       Less accumulated depreciation and amortization.........  (2,601)  (3,340)
                                                               -------- --------
       Property, plant and equipment, net..................... $ 1,467  $ 1,349
                                                               ======== ========

   Depreciation is provided using the straight-line method over the following estimated useful lives:

       Machinery and equipment......................... 3 to 5 years
       Furniture and fixtures.......................... 5 years
       Leasehold improvements.......................... Lesser of estimated useful life or term of
                                                        lease

Intangible Assets

   Intangible assets include patents and license rights. The patents and license rights are amortized on a straight-line basis over their useful lives. Amortization begins at the time the patents are issued. Management periodically evaluates the recoverability of intangible assets based on undiscounted future cash flows. Amortization expense for the years ended December 31, 1997, 1998 and 1999 was $6,000, $75,000 and $113,000, respectively. Accumulated amortization of intangible assets was $84,000 and $197,000 at December 31, 1998 and 1999, respectively.

Consolidated Statements of Cash Flows

   Interpore Cross paid income taxes of $129,000, $1,053,000 and $163,000 and interest of $604,000, $416,000 and $294,000 in 1997, 1998 and 1999,
respectively.

Long-Lived Assets

   In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets, Interpore Cross reviews long-lived assets and certain intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Interpore Cross believes no impairment of the carrying value of its long-lived assets existed at December 31, 1999.

Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Comprehensive Income

   Effective January 1, 1998, Interpore Cross adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 had no impact on Interpore Cross'

                         INTERPORE INTERNATIONAL, INC.

net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on available-for-sale-securities to be included in other comprehensive income. All periods presented have been reclassified to conform to the requirements of SFAS 130.

2. Business Combination

   The merger of Interpore and Cross was approved by the stockholders of both companies on May 6, 1998 and became effective on May 7, 1998. Shareholders of Cross received 1.275 shares of Interpore common stock for each share of issued and outstanding Cross common stock. Accordingly, Interpore issued 6.7 million shares of its common stock to Cross shareholders in exchange for all of the outstanding common stock of Cross. In addition, approximately 895,000 shares of Interpore Cross common stock were reserved for issuance upon the exercise of assumed Cross stock options. The merger has been accounted for as a pooling-of-interests.

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

   Restructuring costs and related liabilities for the two years in the period ended December 31, 1999 are summarized below (in thousands):

                                 Severance Remaining lease Write-off of
                                 benefits     payments     fixed assets Total
                                 --------- --------------- ------------ ------
   Restructuring costs..........  $  782       $  501         $  229    $1,512
   1998 write-offs, payments....     498           76            229       803
                                  ------       ------         ------    ------
   Accrued restructuring costs
    at December 31, 1998........     284          425             --       709
   1999 payments................     196          189             --       385
                                  ------       ------         ------    ------
   Accrued restructuring costs
    at December 31, 1999........  $   88       $  236         $   --    $  324
                                  ======       ======         ======    ======

   Interpore Cross expects that the accrued restructuring costs of $324,000 at December 31, 1999 is adequate to cover remaining exposures and will be paid over the next 16 months.

                         INTERPORE INTERNATIONAL, INC.

   Selected financial information for the combining entities included in the consolidated statements of operations for the year ended December 31, 1997 and four months ended April 30, 1998 are as follows (in thousands):

                                                           For the period ended
                                                          ----------------------
                                                          December 31, April 30,
                                                              1997       1998
                                                          ------------ ---------
Net sales
 Interpore...............................................   $15,511     $ 4,664
 Cross...................................................    12,918       4,647
                                                            --------    -------
Combined.................................................   $28,429     $ 9,311
                                                            ========    =======

Income (loss) from continuing operations
 Interpore...............................................   $ 2,771     $   770
 Cross...................................................      (862)         74
                                                            --------    -------
Combined.................................................   $ 1,909      $  844
                                                            ========    =======

Income from discontinued operations
 Interpore...............................................   $   --      $   --
 Cross (net of income taxes of $1,568)...................     2,470         --
                                                            --------    -------
Combined.................................................   $ 2,470     $   --
                                                            ========    =======

Net income
 Interpore...............................................   $ 2,771     $   770
 Cross...................................................     1,608          74
                                                            --------    -------
Combined.................................................   $ 4,379     $   844
                                                            ========    =======

3. Acquisition of AGF Technology

   In December, 1999, Interpore Cross purchased all the intellectual property of Quantic Biomedical, Inc. which included the patents and technology for making AGF(TM) ("Autologous Growth Factors(TM)"). The purchase price of $1.9 million included a cash payment of $500,000, 100,000 unregistered shares of Interpore Cross common stock with a fair market value of $551,000 and 200,000 stock purchase warrants which vest over a two-year period at exercise prices ranging from $7.13 to $8.63 with a fair market value of $659,000. Additionally, previously paid unamortized license fees of $167,000 were reallocated to the purchase price. The total purchase price has been recorded as an intangible asset and is being amortized over a ten-year period.

4. Fair Value of Financial Instruments

   The estimated fair value of financial instruments (in thousands):

                                                 December 31,    December 31,
                                                     1998            1999
                                                --------------- ---------------
                                                Carrying  Fair  Carrying  Fair
                                                 Amount  Value   Amount  Value
                                                -------- ------ -------- ------
Assets:
   Cash and cash equivalents...................  $7,908  $7,908  $6,315  $6,315
   Short-term investments......................     --      --    3,459   3,459
Liabilities:
   Long-term debt..............................  $3,152  $3,152  $3,152  $3,897

                         INTERPORE INTERNATIONAL, INC.

   Due to the short-term nature of cash, cash equivalents and short-term investments, the carrying amount approximates the fair value. The fair value of the long-term debt, consisting of Convertible Subordinated Debentures, is based upon the greater of the fair market value of Interpore Cross common stock into which the Debentures are convertible, or the carrying amount.

5. Long-Term Obligations

   Long-term debt consisted of the following (in thousands):

                                                                 December 31,
                                                                 -------------
                                                                  1998   1999
                                                                 ------ ------
Convertible Subordinated Debentures, due in June 2003 plus
 interest at 8.5%, payable semi-annually........................ $3,152 $3,152
Obligations under capital leases................................     44     28
                                                                 ------ ------
                                                                  3,196  3,180
Less current maturities.........................................     15     15
                                                                 ------ ------
                                                                 $3,181 $3,165
                                                                 ====== ======

   The 8.5% Convertible Subordinated Debentures (the "Debentures") due June 1, 2003 are convertible at any time before maturity, unless previously redeemed, into shares of Interpore Cross common stock at a conversion price of $6.37 per share. Pursuant to the terms of the underlying indenture, upon the merger of Interpore and Cross, Debenture holders were allowed to request redemption until June 26, 1998 at 101% of the principal amount thereof, plus accrued interest. Requests for redemption totaling $1.8 million were made. Beginning July 1, 1999 and on July 1 of each succeeding year, Interpore Cross will be obligated to redeem any Debentures tendered by June 1, 1999 or June 1 of any succeeding year, respectively, at 100% of the principal amount thereof plus accrued interest, subject to an annual limitation of $25,000 per holder and an annual aggregate limitation of $262,500. During 1998, $97,000 of Debentures were converted into 15,221 shares of Interpore Cross common stock. There were no conversions recorded in 1999. The indenture permits Interpore Cross to call for the redemption of all or part of the Debentures at any time at prices ranging from 100% to 105% of the principal amount thereof, depending on the date of redemption, plus accrued interest through the date of redemption. The fair value of the Debentures approximated the book value at December 31, 1998 and was approximately $3.9 million at December 31, 1999.

   Other assets include $573,000 of offering costs related to issuance of the Debentures. Amortization of offering costs of $83,000, $206,000 and $48,000 for the years ended December 31, 1997, 1998 and 1999, respectively, are included in interest expense. Accumulated amortization was $359,000 and $407,000 as of December 31, 1998 and 1999, respectively.

   Interpore Cross has available a $5 million line of credit facility with its primary bank. The line is secured by substantially all of the assets of Interpore Cross, bears interest at the bank's prime rate (8.25% at December 31, 1999), and matures June 2000. The facility contains certain financial covenants with which Interpore Cross was in compliance at December 31, 1999. No amount was outstanding under the facility at December 31, 1999.

                         INTERPORE INTERNATIONAL, INC.

   Long-term debt matures as follows (in thousands):

       2000.............................................................  $   15
       2001.............................................................      13
       2002.............................................................     --
       2003.............................................................   3,152
       Thereafter.......................................................     --
                                                                          ------
                                                                          $3,180
                                                                          ======

6. Stockholders' Equity

Series E Convertible Preferred Stock

   The terms of the Series E Convertible Preferred Stock provide for noncumulative dividends to be paid at the times and in the amounts paid per share on the common stock and a liquidation preference at an amount no greater than $7.50 per share. The Series E Convertible Preferred Stock has no redemption rights (although Interpore Cross may redeem the stock in certain circumstances) and is convertible into common stock at conversion ratios averaging 1.005 shares of common stock for each share of preferred stock, subject to certain antidilution provisions. On March 1, 2000, Interpore Cross common stock closed above $10.00 for the twentieth day out of 30 consecutive trading days and accordingly, as provided in the Series E Preferred Stock Agreement, all of the outstanding Series E Preferred Stock converted into common stock.

Common Stock

   In connection with the merger discussed in Note 2, Interpore Cross was reincorporated from California to Delaware on May 6, 1998, and the total number of common shares authorized was increased from 20 million no par value shares to 50 million shares with $.01 par value per share.

Stock Options

   Interpore Cross has seven stock option plans that provide for the granting of incentive stock options or non-qualified stock options to officers, key employees, directors and consultants. The 1995 Stock Option Plan (the "1995 Plan"), the Stock Option Plan for Non-Employee Directors (the "Directors Plan") and the 1999 Consultants Stock Option Plan (the "Consultants Plan") are the only plans with stock option awards available for grant. The other four plans have either expired or have been terminated with respect to future option grants, but have shares exercisable at December 31, 1999. Options outstanding under Interpore Cross' seven stock option plans generally vest over a four- or five-year period, and expire either six years or ten years from the date of grant.

   The number of shares reserved for issuance under the 1995 Plan increases annually by an amount equal to 3% of the number of shares of common stock issued and outstanding as of the close of business on December 31 of the immediately preceding year, up to the plan maximum of 1.5 million shares. At December 31, 1999 there were 433,625 shares available for grant under the 1995 Plan, all of which may be granted in 2000.

   The Directors Plan provides for a maximum of 200,000 shares to be issued pursuant to options granted under the plan. At December 31, 1999, there were approximately 118,500 shares available for grant under the Directors Plan.

   The Consultants Plan provides for a maximum of 300,000 shares to be issued pursuant to options granted under the plan. All 300,000 shares are available for grant at December 31, 1999.

                         INTERPORE INTERNATIONAL, INC.

   The following is a summary of stock option activity and weighted average exercise price per share for periods indicated:

                                                                   Weighted
                                                                   Average
                                                       Shares   Exercise Price
                                                     ---------- --------------
Outstanding at December 31, 1996.................... 2,051,556      $4.72
  Granted...........................................   552,277       6.48
  Exercised.........................................  (154,673)      2.78
  Forfeited and Expired.............................   (53,482)      5.35
                                                     ----------
Outstanding at December 31, 1997.................... 2,395,678       5.24
  Granted...........................................   305,818       5.41
  Exercised.........................................  (260,961)      2.66
  Forfeited and Expired.............................  (219,788)      5.77
                                                     ----------
Outstanding at December 31, 1998.................... 2,220,747       5.52
  Granted...........................................   428,000       4.76
  Exercised.........................................   (80,937)      2.21
  Forfeited and Expired.............................  (164,880)      6.72
                                                     ----------
Outstanding at December 31, 1999.................... 2,402,930       5.41
                                                     ==========

Options exercisable at:
  December 31, 1997................................. 1,294,588      $4.58
  December 31, 1998................................. 1,704,684       5.49
  December 31, 1999................................. 1,706,805       5.54

Estimated fair value per share of options granted
 during year
  1997..............................................                $3.48
  1998..............................................                 3.80
  1999..............................................                 3.13

   The weighted average remaining contractual life of stock options outstanding at December 31, 1997, 1998 and 1999 were approximately 4.9, 5.2 and 5.4 years, respectively.

   Summary information about stock options outstanding at December 31, 1999 follows:

                                                   Exercisable at December
                Outstanding at December 31, 1999           31, 1999
              ------------------------------------ ------------------------
                         Weighted
                          Average
                         Remaining
  Range of              Contractual    Weighted                 Weighted
  Exercise                 Life        Average                  Average
   Price       Number   (in Years)  Exercise Price  Number   Exercise Price
------------  --------- ----------- -------------- --------- --------------
$1.00--$3.00    310,760     2.3         $1.71        310,760     $1.71
$3.01--$5.00    705,800     7.9          4.57        196,925      4.47
$5.01--$7.00    847,970     4.7          5.84        708,845      5.91
$7.01--$9.00    538,400     5.1          7.96        490,275      7.87
              ---------                            ---------

$1.00--$9.00  2,402,930     5.4         $5.41      1,706,805     $5.54
              =========                            =========

                         INTERPORE INTERNATIONAL, INC.

Employee Stock Purchase Plan

   Interpore Cross has a qualified employee stock purchase plan which allows employees to purchase shares of Interpore Cross common stock every six months through payroll deductions. The purchase price for the shares is 85% of the lesser of the fair market value of such shares on the first or last day of each six-month period. The plan provides for a maximum of 300,000 shares to be issued pursuant to the plan. As of December 31, 1999, 91,376 shares of common stock had been issued pursuant to the plan.

Stockholder Rights Plan

   Under Interpore Cross' Stockholder Rights Plan, every share of Interpore Cross common stock currently issued or to be issued is accompanied by one right, and every common share issued upon conversion of Interpore Cross preferred stock also will be accompanied by one right. The plan provides for the rights to become exercisable upon the earlier to occur of (i) ten days following the announcement that a person or group of persons has acquired or obtained the right to acquire 15% or more of Interpore Cross common stock, or
(ii) ten days following the announcement or commencement of a tender offer which would result in ownership of 15% or more of the common stock.

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

Treasury Stock

   In November 1998, Interpore Cross' Board of Directors approved a plan to repurchase up to 4.0 million shares of Interpore Cross common stock. Through December 31, 1998, Interpore Cross repurchased and placed into treasury 605,000 shares at a cost of approximately $3.1 million under this program. The repurchase approval terminated following the 605,000 share repurchase.

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

   Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if Interpore Cross had accounted for employee stock options granted on or after January 1, 1995

                         INTERPORE INTERNATIONAL, INC.

under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: a risk-free interest rate of 6% for Interpore or 7% for Cross in 1997 and 6% in 1998 and 1999, a volatility factor of the expected market price of Interpore Cross common stock of .51 for Interpore or .57 for Cross in 1997, .75 in 1998 and .67 in 1999, a weighted-average expected life of the options of five years in 1997 and six years in 1998 and 1999, and no dividend yield.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. Interpore Cross' pro forma information, which reflects the charges related to options issued in 1997, 1998 and 1999 and may not be indicative of such charges in future periods, is as follows:

                                                          Year Ended December
                                                                  31,
                                                         ----------------------
                                                          1997    1998    1999
                                                         ------ -------- ------
Pro forma net income (loss) (in thousands).............. $3,559 $(3,138) $3,958
Pro forma basic net income (loss) per share............. $ 0.26 $ (0.23) $ 0.29
Pro forma diluted net income (loss) per share........... $ 0.25 $ (0.23) $ 0.29

7. Income Taxes

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

   A reconciliation of the income tax provision (benefit) using the federal statutory rate to the book provision for income taxes follows (in thousands):

                                                       Year Ended December 31,
                                                       ------------------------
                                                         1997    1998    1999
                                                       -------- ------ --------
Statutory federal provision (benefit) for income tax-
 es..................................................  $   (72) $(804) $ 1,770
Increase (decrease) in taxes resulting from:
 State tax, net of federal benefit...................      100     26      131
 Research and development tax credits................      (58)   --        35
 Reduction in valuation allowance....................   (2,029)  (211)  (1,609)
 Permanent differences and other.....................      (60) 1,048       80
                                                       -------- ------ --------
Income tax provision (benefit).......................  $(2,119) $  59  $   407
                                                       ======== ====== ========

                         INTERPORE INTERNATIONAL, INC.

   Significant components of the income tax provision (benefit) are as follows (in thousands):

                                                           Year Ended December
                                                                   31,
                                                          ---------------------
                                                            1997   1998   1999
                                                          -------- ----- ------
Current expense:
 Federal................................................. $(1,657) $(54) $ 277
 State...................................................    (293)    5    281
                                                          -------- ----- ------
Total current............................................  (1,950)  (49)   558
                                                          -------- ----- ------
Deferred benefit:
 Federal.................................................    (102)   85    (68)
 State...................................................     (67)   23    (83)
                                                          -------- ----- ------
Total deferred...........................................    (169)  108   (151)
                                                          -------- ----- ------
Total income tax provision (benefit)..................... $(2,119) $ 59  $ 407
                                                          ======== ===== ======

   At December 31, 1999, Interpore Cross has unused net operating loss carryforwards of approximately $6.2 million for federal income tax purposes which expire beginning in 2005. Interpore Cross also has research and development tax credit and alternative minimum tax credit carryforwards of approximately $325,000 for federal tax purposes and $120,000 for California tax purposes. The research and development tax credit carryforward began to expire in 1999. Prior to 1995, a valuation allowance was recorded to entirely offset the tax benefits of the federal carryforwards. In 1997, 1998 and 1999, the valuation allowance was reduced, and ultimately eliminated, to recognize the future tax benefits which management believes are more likely than not to be realized.

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

   In addition to the net operating losses discussed above, Interpore Cross has net operating loss carryforwards and research and development tax credit carryforwards at December 31, 1999 of approximately $4.2 million and $20,000, respectively, for federal income tax purposes resulting from the acquisition of Interpore Orthopaedics, Inc. ("Orthopaedics"). As a result of the acquisition, Orthopaedics experienced a more than 50% ownership change. Accordingly, under the provisions of the 1986 Tax Reform Act, the use of Orthopaedics' net operating loss carryforwards is limited to approximately $300,000 per year. These carryforwards expire beginning in the year 2001. As a result of the annual limitation, it is estimated that a maximum of $1.6 million in net operating loss carryforwards will be available for use prior to expiration. The ultimate realization of the benefits of these loss carryforwards is dependent on future profitable operations of Orthopaedics.

                         INTERPORE INTERNATIONAL, INC.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred tax asset consist of the following (in thousands):

                                                                 December 31,
                                                               ----------------
                                                                 1998    1999
                                                               -------- -------
Deferred tax assets:
 Interpore net operating loss carryforwards................... $ 2,943  $ 2,095
 Orthopaedics net operating loss carryforwards................     981      538
 Research and development and alternative minimum tax credit
  carryforwards...............................................     382      448
 Orthopaedics research and development tax credit
  carryforward................................................      55       20
 Reserves and accruals not currently deductible for tax
  purposes....................................................     917      489
 Inventory capitalization.....................................     281      361
 Depreciation not currently deductible for tax purposes.......     (20)     130
                                                               -------- -------
Total deferred tax assets.....................................   5,539    4,081
 Less valuation allowance.....................................  (1,609)     --
                                                               -------- -------
Net deferred tax asset........................................ $ 3,930  $ 4,081
                                                               ======== =======

8. Commitments and Contingencies

License Agreements

   Interpore Cross has agreements with its Synergy System Advisors under which it pays royalties ranging from 5% to 7% of net revenues generated from the sale of certain products within the Synergy Spinal System. Royalties are paid to the developers of the AGF technology at a rate of 5% of certain products within this product group.

Litigation

   Cross Medical Products and a number of other spinal implant manufacturers were named as defendants in various products liability lawsuits alleging injuries from spinal implants supplied by Cross and others. Approximately 800 such suits were filed in which a large number of plaintiffs claimed, in addition to damages from spinal implants, a conspiracy among manufacturers, physicians and other spinal implant industry members to defraud the public and market products without the proper regulatory approvals. Cross has been dismissed as a defendant from all but four of the pedicle screw conspiracy cases, none of which involves its products.

   Aside from the conspiracy litigation, the nature of Interpore Cross' business subjects it to products liability and various other legal proceedings from time to time. In the opinion of management, the amount of ultimate liability with respect to any known proceedings or claims will not materially affect the financial position or results of operations of Interpore Cross.

                         INTERPORE INTERNATIONAL, INC.

9. Lease Commitments

   Future minimum rentals under noncancelable operating leases for manufacturing and office facilities and equipment at December 31, 1999 are as follows (in thousands):

       2000.............................................................. $  788
       2001..............................................................    635
       2002..............................................................    504
       2003..............................................................     41
       Thereafter........................................................    --
                                                                          ------
                                                                          $1,968
                                                                          ======

   Rent expense was $792,000, $706,000 and $640,000 in 1997, 1998 and 1999,
respectively.

   The lease for Interpore Cross' principal office and manufacturing facility, which expires January 31, 2003, provides a right to extend the lease for an additional five years at the fair market lease rate of the facility on the extension date, but not less than the rate paid by Interpore Cross during the month immediately preceding the commencement of the extension period.

10. Sale of Assets

   In April 1997, Interpore entered into a definitive agreement for the sale of its dental implant business. In May 1997, the sale was completed, and Interpore received an initial cash payment of $1.5 million. A deferred cash payment of $749,000 was received in March 1998. The transaction, including associated costs, resulted in a net charge of $617,000 in the second quarter of 1997.

11. Sale of Recovery Products Segment

   On March 12, 1997, Cross entered into an agreement to sell its recovery products segment for approximately $8.2 million in cash and the assumption of approximately $5.0 million of debt and other liabilities. The buyer also acquired 30,000 shares of Cross' common stock for $242,000. Cross recognized a gain of $2.2 million, net of related income taxes of $1.4 million. Revenues for the recovery products segment were $2.5 million through the date of disposal for the year ended December 31, 1997.

                         INTERPORE INTERNATIONAL, INC.

12. Quarterly Results (unaudited)

   The following table presents a summary of the quarterly results of operations for 1998 and 1999 (in thousands, except per share data):

                                            Quarter
                               ------------------------------------------
                                First   Second        Third       Fourth
                               ------- ---------     -------      -------
1998
Net sales..................... $ 7,370 $ 7,333       $ 7,343      $ 8,163
Gross profit..................   5,534   5,119         5,213        5,791
Net income (loss).............     943  (4,321)(/1/)     166(/1/)     788(/1/)
Net income (loss) per share--
 basic........................ $  0.07 $ (0.31)      $  0.01      $  0.06
Net income (loss) per share--
 diluted...................... $  0.07 $ (0.31)      $  0.01      $  0.05

1999
Net sales..................... $ 8,986 $ 9,642       $ 9,549      $10,679
Gross profit..................   6,177   6,696         6,898        7,440
Net income....................   1,082   1,083         1,394        1,239
Net income per share--basic... $  0.08 $  0.08       $  0.10      $  0.09
Net income per share--
 diluted...................... $  0.08 $  0.08       $  0.10      $  0.09

--------
(/1/)In May 1998, Interpore and Cross merged and subsequently closed the Dublin, Ohio facility. Merger-related expenses and restructuring charges associated with the merger totaling $4.5 million were recorded in the second quarter of 1998. Non-recurring charges related to the consolidation of operations to the Irvine, California facility amounting to $381,000 and $93,000 were recorded in the third and fourth quarters of 1998, respectively.

                         INTERPORE INTERNATIONAL, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 1997, 1998 and 1999

                                 Balance at                          Balance at
                                 Beginning   Additions       Write-    End of
          Description            of Period  (Deductions)      offs     Period
          -----------            ---------- ------------    -------- ----------
Year ended December 31, 1997:
  Allowance for doubtful
   accounts receivable.......... $  434,000  $  (20,000)(1) $ 44,000 $  370,000
  Reserve for excess and
   obsolete inventory...........  1,074,000     392,000 (1)  749,000    717,000

Year ended December 31, 1998:
  Allowance for doubtful
   accounts receivable.......... $  370,000  $  196,000     $ 60,000 $  506,000
  Reserve for excess and
   obsolete inventory...........    717,000     120,000          --     837,000

Year ended December 31, 1999:
  Allowance for doubtful
   accounts receivable.......... $  506,000  $  120,000     $110,000 $  516,000
  Reserve for excess and
   obsolete inventory...........    837,000   1,198,000      598,000  1,437,000

--------
(1) Includes deductions recorded as part of the sale of the dental business of $125,000 and $605,000, in the accounts receivable allowance and inventory reserve, respectively.

                                 EXHIBIT INDEX

 Exhibit
 Number                                Description
 -------                               -----------
  3.01   Certificate of Incorporation of Interpore International, Inc. as
         amended (1)

  3.02   Bylaws of Registrant (1)

  3.03   Amendment Number One to Bylaws (16)

  4.01   Rights Agreement dated November 19, 1998, between Interpore
         International, Inc. and U.S. Stock Transfer Corporation, which includes the form of Certificate of Determination of the Series A
         Junior Participating Preferred Stock of Interpore International, Inc.
         as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (2)

  4.02   Registration Rights Agreement dated December 8, 1999 by and between
         Interpore International, Inc., John A. Dawdy and Andrew G. Hood

 10.01   Cancellation and Release Agreement dated March 1, 1993 among
         Registrant, Interpore Orthopaedics, Inc., Pfizer, Inc. and Howmedica,
         Inc. (3)

 10.02 Series E Preferred Stock and Common Stock Warrant Purchase Agreement dated December 19, 1991 (3)

 10.03   Series E Preferred Stock Purchase Agreement dated October 30, 1992 (3)

 10.04   Single Tenant Lease dated July 25, 1991 between Registrant and The
         Irvine Company as amended by a Third Amendment to Lease dated December
         11, 1996 (4)

 10.05 Amended and Restated Loan and Security Agreement dated June 22, 1999 among Registrant, Interpore Orthopaedics, Inc., Cross Medical
         Products, Inc., Interpore Cross International Inc., and Silicon Valley
         Bank (19)

 10.06   Amended and Restated Stock Option Plan dated March 19, 1991 (6), First
         Amendment to the Amended and Restated Stock Option Plan, effective
         October 15, 1991 (3); Amendment to the Amended and Restated Stock
         Option Plan dated September 17, 1994 (7)
 10.07   1995 Stock Option Plan (8)

 10.08   Stock Option Plan for Non-Employee Directors of Interpore
         International (9)

 10.09   Danninger Medical Technology, Inc. Amended and Restated 1984 Non-
         Statutory Stock Option Plan (10)

 10.10   Danninger Medical Technology, Inc. Amended and Restated 1984 Incentive
         Stock Option Plan (10)

 10.11   Cross Medical Products Inc. Amended and Restated 1994 Stock Option
         Plan (10)

 10.12   Asset Purchase Agreement dated March 12, 1997, among Cross Medical
         Products, Inc., Danninger Healthcare, Inc. and OrthoLogic Corp. (11)

 10.13   Indenture concerning 8.5% Convertible Subordinated Debentures between
         Cross Medical Products, Inc. and Fifth Third Bank (12)

 10.14   Supplemental Indenture between Interpore International, Inc. and Cross
         Medical Products, Inc. and Fifth Third Bank (5)

 10.15   Form of Indemnification Agreement (13)

 10.16   Schedule of Parties to Form of Indemnification Agreement (14)

 10.17   Agreement between Dr. Edward Funk and Cross Medical Products, Inc.
         dated February 11, 1998 (15)

 Exhibit
 Number                               Description
 -------                              -----------
 10.18   Form of Employment Agreement dated August 17, 1998 between Interpore
         International, Inc. and its executive officers (14)

 10.19   Schedule of Parties to Form of Employment Agreement dated August 17,
         1998 (14)

 10.20   1999 Consultants Stock Option Plan (17)

 10.21   Amended and Restated Employee Qualified Stock Purchase Plan dated
         November 13, 1998 (18)

 10.22   Asset Purchase Agreement dated December 8, 1999, by and among
         Interpore Orthopaedics, Inc., Quantic Biomedical, Inc., Quantic
         Biomedical Partners, John A. Dawdy and Andrew G. Hood

 23.01   Consent of Ernst & Young LLP, Independent Auditors

 23.02   Consent of PricewaterhouseCoopers, LLP, Independent Accountants

 27.01   Financial Data Schedule

--------
 (1) Incorporated by reference from our Registration Statement on Form S-4, Registration No. 333-49487.
 (2) Incorporated by reference from our Current Report on Form 8-K dated December 1, 1998.
 (3) Incorporated by reference from our Registration Statement on Form S-1, Registration No. 33-69872.
 (4) Incorporated by reference from our Current Report on Form 8-K dated February 11, 1998.
 (5) Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.
 (6) Incorporated by reference from our Registration Statement on Form S-8, Registration No. 33-77426.
 (7) Incorporated by reference from our Registration Statement on Form S-8, Registration No. 33-86290.
 (8) Incorporated by reference from our Proxy Statement for the 1994 Annual Meeting of Shareholders.
 (9) Incorporated by reference from our Proxy Statement for the 1995 Annual Meeting of Shareholders.
(10) Incorporated by reference from our Registration Statement on Form S-8, Registration No. 333-53775.
(11) Incorporated by reference from the Cross Medical Products, Inc. Annual Report on Form 10-K for the year ended December 31, 1996.
(12) Incorporated by reference from the Cross Medical Products, Inc. Registration Statement on Form S-2, Registration No. 333-02273.
(13) Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.
(14) Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.
(15) Incorporated by reference from the Cross Medical Products, Inc. Annual Report on Form 10-K for the year ended December 31, 1997.
(16) Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(17) Incorporated by reference from our Proxy Statement for the 1999 Annual Meeting of Stockholders.
(18) Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999.
(19) Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999.