Form 10-Q
period 2000-03-31
INTERPORE INTERNATIONAL /CA/
filed 2000-05-12
CIK 854093

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                    ______________________________________
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000
                                      or

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

                                    Not applicable
   -----------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                 Yes [X]   No [_]

     As of May 9, 2000, there were 13,798,217 shares of the registrant's common stock issued and outstanding.

                         Interpore International, Inc.

                                     Index

PART I.        FINANCIAL INFORMATION                                            Page(s)
                                                                                -------
Item 1.        Financial Statements

                    Condensed Consolidated Balance Sheets as of
                     December 31, 1999  and March 31, 2000 (unaudited).............  3

                    Condensed Consolidated Statements of Income (unaudited)
                      for the three month periods ended March 31, 1999
                      and March 31, 2000...........................................  4

                    Condensed Consolidated Statements of Cash Flows
                      (unaudited) for the three month periods ended March 31, 1999 and March 31, 2000...........................................  5

                    Notes to Condensed Consolidated Financial Statements...........  6

Item 2.             Management's Discussion and Analysis of Financial
                      Condition and Results of Operations..........................  9

PART II.       OTHER INFORMATION

Item 6         Exhibits and Reports on Form 8-K.................................... 12

                         Interpore International, Inc.
                     Condensed Consolidated Balance Sheets
                       (in thousands, except share data)

                                                                                    December 31,           March 31,
                                                                                        1999                 2000
                                                                                 ----------------      ---------------
Assets                                                                                                    (unaudited)
Current assets:
  Cash and cash equivalents....................................................           $ 6,315              $ 7,598
  Short-term investments.......................................................             3,459                2,000
  Accounts receivable, less allowance for doubtful accounts
   of $516 and $481 in 1999 and 2000, respectively.............................             8,887               10,322
  Inventories..................................................................            13,070               12,659
  Prepaid expenses.............................................................               995                1,195
  Deferred income taxes........................................................             1,750                1,748
  Other current assets.........................................................               129                  128
                                                                                 ----------------      ---------------
Total current assets..........................................................             34,605               35,650
Property, plant and equipment, net.............................................             1,349                1,485
Deferred income taxes..........................................................             2,333                2,333
Intangible assets, net.........................................................             2,274                2,246
Other assets...................................................................               232                  202
                                                                                 ----------------      ---------------
Total assets...................................................................           $40,793              $41,916
                                                                                 ================      ===============
Liabilities and stockholders' equity
Current liabilities:
  Current portion of capital lease obligations.................................           $    15              $    15
  Accounts payable.............................................................             1,046                  860
  Accrued compensation and related expenses....................................             1,615                1,272
  Accrued royalties............................................................               339                  328
  Reserve for products liability claims........................................               183                  158
  Accrued disposition costs....................................................               118                   94
  Accrued merger-related expenses and restructuring charges....................               324                  244
  Income taxes payable.........................................................               326                  725
  Other accrued liabilities....................................................               425                  554
                                                                                 ----------------      ---------------
Total current liabilities......................................................             4,391                4,250
                                                                                 ----------------      ---------------
Long-term obligations:
  Long-term debt...............................................................             3,152                2,700
  Obligations under capital leases, net........................................                13                    8
                                                                                 ----------------      ---------------
Total long-term obligations....................................................             3,165                2,708
                                                                                 ----------------      ---------------
Commitments and contingencies
Stockholders' equity:
   Series E convertible preferred stock, voting, par value $.01 per share:
    Authorized - 594,000; issued and outstanding shares - 25,573 at
    December 31, 1999 and none at March 31, 2000; aggregate liquidation
    value of $192 at December 31, 1999.........................................                 -                    -
   Preferred stock, par value $.01 per share: Authorized shares -
    4,406,000; outstanding shares - none.......................................                 -                    -
   Common stock, par value $.01 per share: Authorized shares - 50,000,000;
    issued and outstanding shares - 14,272,279 at December 31, 1999 and
    14,394,684 at March 31, 2000...............................................               143                  144
  Additional paid-in-capital...................................................            45,451               46,011
  Accumulated deficit..........................................................            (9,244)              (8,087)
  Accumulated other comprehensive loss.........................................                (4)                  (1)
                                                                                 ----------------      ---------------
                                                                                           36,346               38,067
  Less treasury stock, at cost - 605,000 shares at December 31, 1999 and
    March 31, 2000 ............................................................            (3,109)              (3,109)
                                                                                 ----------------      ---------------
Total stockholders' equity.....................................................            33,237               34,958
                                                                                 ----------------      ---------------
Total liabilities and stockholders' equity.....................................           $40,793              $41,916
                                                                                 ================      ===============

See accompanying notes.

                         Interpore International, Inc.
                  Condensed Consolidated Statements of Income
                     (in thousands, except per share data)
                                  (unaudited)


                                                                                  Three months ended March 31,
                                                                         --------------------------------------------
                                                                                 1999                     2000
                                                                         -------------------      -------------------
Net sales                                                                 $            8,986       $           11,443
Cost of goods sold                                                                     2,809                    3,552
                                                                         -------------------      -------------------
Gross profit                                                                           6,177                    7,891
                                                                         -------------------      -------------------

Operating expenses:
     Research and development                                                            912                    1,187
     Selling and marketing                                                             3,264                    3,840
     General and administrative                                                        1,015                    1,123
                                                                         -------------------      -------------------
Total operating expenses                                                               5,191                    6,150
                                                                         -------------------      -------------------

Income from operations                                                                   986                    1,741
                                                                         -------------------      -------------------

Interest income                                                                           96                      136
Interest expense                                                                         (85)                     (76)
Other income                                                                              85                       95
                                                                         -------------------      -------------------
Total interest and other income, net                                                      96                      155
                                                                         -------------------      -------------------

Income before taxes                                                                    1,082                    1,896
Income tax provision                                                                       -                      739
                                                                         -------------------      -------------------
Net income                                                                $            1,082       $            1,157
                                                                         ===================      ===================

Net income per share:
     Basic                                                                $              .08       $              .08
     Diluted                                                              $              .08       $              .08

Shares used in computing net income per share:
     Basic                                                                            13,462                   13,715
     Diluted                                                                          14,277                   15,040

         See accompanying notes.

                         Interpore International, Inc.
                Condensed Consolidated Statements of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                                                  Three months ended March 31,
                                                                         --------------------------------------------
                                                                                  1999                     2000
                                                                         -------------------      -------------------
Cash flows from operating activities
Net income                                                                            $1,082                  $ 1,157
Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                                                  214                      249
          Changes in operating assets and liabilities:
               Accounts receivable                                                      (860)                  (1,435)
               Inventories                                                                25                      411
               Prepaid expenses                                                         (133)                    (200)
               Other assets                                                              219                        7
               Accounts payable and accrued liabilities                                  (49)                    (139)
                                                                         -------------------      -------------------
Net cash provided by operating activities                                                498                       50
                                                                         -------------------      -------------------

Cash flows from investing activities
Sales of short-term investments                                                            -                    1,464
Capital expenditures                                                                    (413)                    (308)
Expenditures for patent rights and other intangible assets                               (69)                     (50)
                                                                         -------------------      -------------------
Net cash provided by (used in) investing activities                                     (482)                   1,106
                                                                         -------------------      -------------------

Cash flows from financing activities
Repayment of long-term debt and capital lease obligations                                 (4)                      (5)
Proceeds from exercise of stock options                                                   87                      132
                                                                         -------------------      -------------------
Net cash provided by financing activities                                                 83                      127
                                                                         -------------------      -------------------

Net increase in cash and cash equivalents                                                 99                    1,283
Cash and cash equivalents at beginning of period                                       7,908                    6,315
                                                                         -------------------      -------------------
Cash and cash equivalents at end of period                                            $8,007                  $ 7,598
                                                                         ===================      ===================

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

2.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared without audit, pursuant to Securities and Exchange Commission regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position at March 31, 2000 and the consolidated results of operations and cash flows for the three month periods ended March 31, 1999 and 2000.

     The accompanying condensed consolidated financial statements include the accounts of Interpore Cross and its subsidiaries after elimination of all significant intercompany transactions.

     The results of operations and cash flows for the three months ended March 31, 2000 are not necessarily indicative of results to be expected for future quarters or the full year.

     These consolidated financial statements should be read in conjunction with the financial statements included in Interpore Cross' Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

3.  Per Share Information

     Basic earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the assumed conversion of all dilutive securities, consisting of employee stock options, convertible securities and warrants. The following table presents the computation of net income per share (in thousands, except per share data):

                                                                                 Three months ended March 31,
                                                                         -------------------------------------------
                                                                                 1999                    2000
                                                                         -------------------     -------------------
Net income used in the calculation of basic earnings per share                       $ 1,082                 $ 1,157
Interest on Convertible Subordinated Debentures                                           67                       *
                                                                         -------------------     -------------------
Net income used in calculation of diluted earnings per share                         $ 1,149                 $ 1,157
                                                                         ===================     ===================

Shares used in computing net income per share - basic:
     Weighted average common shares outstanding                                       13,462                  13,715

Effect of dilutive securities:
     Weighted average convertible preferred stock                                         32                      19
     Shares issuable pursuant to stock option plans                                      288                   1,306
     Shares issuable under the Convertible Subordinated Debentures                       495                       *
                                                                         -------------------     -------------------
Shares used in computing net income per share - diluted                               14,277                  15,040
                                                                         ===================     ===================

Net income per share - basic                                                         $   .08                 $   .08
Net income per share - diluted                                                       $   .08                 $   .08

* Shares issuable from the convertible subordinated debentures were excluded from the calculation of diluted earnings per share for the quarter ended March 31, 2000 since their effect would have been anti-dilutive.

4.  Inventories

     Inventories are stated at the lower of first-in, first-out average cost or market. Inventories are comprised of the following (in thousands):

                                     December 31,                 March 31,
                                         1999                       2000
                                    -------------               ------------
  Raw materials                        $ 1,159                    $ 1,197
  Work-in-process                          442                        497
  Finished goods                        11,469                     10,965
                                    -------------               ------------
                                       $13,070                    $12,659
                                    =============               ============

5.  Contingencies

     The nature of Interpore Cross' business subjects it to products liability and various other legal proceedings from time to time. In the opinion of management, the amount of ultimate liability with respect to any known proceedings or claims will not materially affect the financial position or results of operations of Interpore Cross.

6.  Long-Term Debt

     The 8.5% Convertible Subordinated Debentures (the "Debentures") due June 1, 2003 are convertible at any time before maturity, unless previously redeemed, into shares of Interpore Cross common stock at a conversion price of $6.37 per share. Beginning July 1, 1999 and on July 1 of each succeeding year, Interpore Cross will be obligated to redeem any Debentures tendered by June 1, 1999 or June 1 of any succeeding year, respectively, at 100% of the principal amount thereof plus accrued interest, subject to an annual limitation of $25,000 per holder and an annual aggregate limitation of $262,500. During the first three months of 2000, $452,000 of Debentures were converted into 70,915 shares of Interpore Cross common stock. The fair value of the Debentures was approximately $3.9 million and $3.5 million on December 31, 1999 and March 31, 2000, respectively.


7.  Comprehensive Income

     Total comprehensive income represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net income. The components of comprehensive income, net of related tax, are as follows (in thousands):

                                                                        Three months ended March 31,
                                                             -----------------------------------------------
                                                                       1999                       2000
                                                             --------------------        -------------------
  Net income                                                          $1,082                     $1,157
  Unrealized loss on short-term investments                                -                         (1)
                                                             --------------------        -------------------
  Comprehensive income                                                $1,082                     $1,156
                                                             ====================        ===================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Description of Business

  Our revenues are generated from the sale of products in two principal product categories--spinal implant products and orthobiologic products. Our spinal implant products consist of titanium or stainless steel hooks, rods and screws and related instruments required for the surgeon to assemble a construct which restores the natural anatomy of the spine, keeping it immobilized while a bone graft eventually fuses the vertebrae. Our orthobiologic products consist of synthetic bone graft substitute materials and products used to derive AGF(TM). AGF is used to provide faster, more complete bone growth and enhance the performance of our bone graft products.

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

Results of Operations

     The following table presents our results of operations as percentages:

                                                                  Percentage of net sales                     Percentage
                                                               Three months ended March 31,                     change
                                                      --------------------------------------------      -------------------
                                                                1999                     2000               2000 vs. 1999
                                                      -------------------      -------------------      -------------------
Net sales                                                        100.0%                   100.0%                    27.3%
Cost of goods sold                                                31.3%                    31.0%                    26.5%
                                                      ----------------         ----------------         ----------------
    Gross profit                                                  68.7%                    69.0%                    27.7%
                                                      ----------------         ----------------         ----------------
Operating expenses:
  Research and development                                        10.2%                    10.4%                    30.2%
  Selling and marketing                                           36.3%                    33.6%                    17.7%
  General and administrative                                      11.3%                     9.8%                    10.6%
                                                      ----------------         ----------------         ----------------
Total operating expenses                                          57.8%                    53.8%                    18.5%
                                                      ----------------         ----------------         ----------------
Income from operations                                            10.9%                    15.2%                    76.6%
                                                      ================         ================         ================

     For the quarter ended March 31, 2000, sales of $11.4 million were $2.4 million or 27.3% higher than net sales of $9.0 million for the same period of 1999.

                                                Three months ended March 31,                            Change
                                         -----------------------------------------   -----------------------------------------
                                                 1999                  2000               Amount                   %
                                         -------------------   -------------------   -------------------   -------------------
Spinal implant product sales........               $4,843               $ 6,494                $1,651                  34.1%
Orthobiologic product sales.........                4,143                 4,949                   806                  19.5%
                                         ----------------      ----------------      ----------------      ----------------
Total sales.........................               $8,986               $11,443                $2,457                  27.3%
                                         ================      ================      ================      ================

     Sales of spinal implant products increased in the quarter ended March 31, 2000 by $1.7 million or 34.1% to $6.5 million compared to $4.8 million for the quarter ended March 31, 1999. The increase reflects continued market penetration of the Synergy(TM) Spinal System, aided by improved distribution and territory coverage.

     Sales of orthobiologic products increased by $806,000 or 19.5% to $4.9 million for the three months ended March 31, 2000, compared to $4.1 million for the three months ended March 31, 1999. Our AGF related products, which were launched on a nationwide basis during the second quarter of 1999, accounted for $1.4 million of the sales of orthobiologic products for the three months ended March 31, 2000. Sales of synthetic bone products decreased by $172,000 or 4.9% versus the same quarter of 1999. We believe the decline in Pro Osteon(R) sales was primarily related to the shift in domestic distribution from direct sales representatives to independent agents, which we believe are focusing a greater portion of their efforts on spinal implant product sales.

     Total domestic sales of spinal implant products and orthobiologic products increased 31.7% or $2.2 million to $9.0 million for the three months ended March 31, 2000 compared to $6.8 million for the same period of 1999. International sales increased $287,000 or 13.4% to $2.4 million for the first quarter of 2000 from $2.1 million for the first quarter of 1999.

     For the quarter ended March 31, 2000, the gross margin was 69.0% of sales compared to 68.7% of sales for the quarter ended March 31, 1999.

     Total operating expenses for the quarter ended March 31, 2000 increased by 18.5% or $959,000 to $6.2 million, compared to $5.2 million for the same quarter of 1999. As a percentage of sales, total operating expenses decreased from 57.8% in the first quarter of 1999 to 53.8% in the first quarter of 2000. Research and development expenses increased by 30.2% or $275,000 due primarily to the hiring of personnel and other costs related to spinal implant product development projects. Selling and marketing expenses increased $576,000 or 17.7% compared to the first quarter of 1999 primarily due to increased commissions on higher domestic sales. General and administrative expenses increased by 10.6% or $108,000 due primarily to higher product liability insurance premiums resulting from increased sales.

     Net interest and other income increased $59,000 or 61.5% related principally to an increase in interest income combined with reduced interest expense. Interest income for the quarter ended March 31, 2000 increased $40,000 or 41.7% from the same quarter of 1999 due to increased cash and short-term investment balances combined with higher interest rates. Interest expense decreased during the quarter ended March 31, 2000 as a result of conversions of convertible subordinated debentures into common stock.

     In the first quarter of 1999, we reduced our valuation allowance against our deferred tax assets by an amount roughly equal to taxable income, resulting in no income tax provision for the period. This continued throughout 1999 until the fourth quarter, at which time the valuation allowance was exhausted. Accordingly, we expect to record income tax provisions in the year 2000, and in the first quarter we recorded an income tax provision of $739,000, reflecting an effective tax rate of approximately 39%.

Liquidity and Capital Resources

     In the first quarter of 2000, our operating activities generated $50,000 of net cash. We invest our excess cash in U.S. Treasury securities and high-grade marketable securities. At March 31, 2000, cash, cash equivalents and short-term investments totaled $9.6 million as compared to $9.8 million at December 31, 1999. We also have a $5.0 million revolving line of credit available to us that had no amount outstanding at March 31, 2000 and which expires in June 2000. We currently intend to seek an extension of that facility.

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

     At March 31, 2000, we had no material commitments for capital expenditures.


________________________


     The quarterly results contained herein are unaudited and reflect certain assumptions of management that may change. Results of the quarter may not be representative of results for future quarters or indicative of our financial results for the year. Certain statements in this Quarterly Report on Form 10-Q are forward-looking and may involve risks and uncertainties, including, but not limited to: product demand and market acceptance risks; risks related to the development of future products; risk that we will not receive additional regulatory approval of products; and the impact of competitive products. Additional information on factors that could affect our financial results and growth prospects is disclosed in reports we file from time to time with the Securities and Exchange Commission, including the "Certain Business Considerations Section" of our Annual Report on Form 10-K.

PART II -  OTHER INFORMATION
Item 6.    Exhibits and Reports on Form 8-K

     a.    Exhibits.

           Reference is made to the Exhibit Index on Page 14 hereof.

     b.    Reports on Form 8-K.

           No reports on Form 8-K were filed during the fiscal quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  May 11, 2000                INTERPORE INTERNATIONAL, INC.
                                   (Registrant)


                                   By: /s/ David C. Mercer
                                      ----------------------------
                                         David C. Mercer,
                                         Chairman and Chief Executive Officer



                                   By:  /s/ Richard L. Harrison
                                      ----------------------------
                                         Richard L. Harrison
                                         Sr. Vice President and
                                         Chief Financial Officer

                                 EXHIBIT INDEX

  Exhibit
  Number                           Description
----------                         -----------

     3.01 Certificate of Incorporation of Interpore International, Inc. as amended (1)
     3.02      Bylaws of Registrant (1)
     3.03      Amendment Number One to Bylaws (16)
     4.01 Rights Agreement dated November 19, 1998, between Interpore International, Inc. and U.S. Stock Transfer Corporation, which includes the form of Certificate of Determination of the Series A Junior Participating Preferred Stock of Interpore International, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C
               (2)
     4.02 Registration Rights Agreement dated December 8, 1999 by and between Interpore International, Inc., John A. Dawdy and Andrew
               G. Hood (20)
    10.01 Cancellation and Release Agreement dated March 1, 1993 among Registrant, Interpore Orthopaedics, Inc., Pfizer, Inc. and Howmedica, Inc. (3)
    10.02 Single Tenant Lease dated July 25, 1991 between Registrant and The Irvine Company as amended by a Third Amendment to Lease dated December 11, 1996 (4)
    10.03 Amended and Restated Loan and Security Agreement dated June 22, 1999 among Registrant, Interpore Orthopaedics, Inc., Cross Medical Products, Inc., Interpore Cross International Inc., and Silicon Valley Bank (19)
    10.04 Amended and Restated Stock Option Plan dated March 19, 1991 (6), First Amendment to the Amended and Restated Stock Option Plan, effective October 15, 1991 (3); Amendment to the Amended and Restated Stock Option Plan dated September 17, 1994 (7)
    10.05      1995 Stock Option Plan (8)
    10.06 Stock Option Plan for Non-Employee Directors of Interpore International (9)
    10.07 Danninger Medical Technology, Inc. Amended and Restated 1984 Non-Statutory Stock Option Plan (10)
    10.08 Danninger Medical Technology, Inc. Amended and Restated 1984 Incentive Stock Option Plan (10)
    10.09 Cross Medical Products Inc. Amended and Restated 1994 Stock Option Plan (10)
    10.10 Asset Purchase Agreement dated March 12, 1997, among Cross Medical Products, Inc., Danninger Healthcare, Inc. and OrthoLogic Corp. (11)
    10.11 Indenture concerning 8.5% Convertible Subordinated Debentures between Cross Medical Products, Inc. and Fifth Third Bank (12)
    10.12 Supplemental Indenture between Interpore International, Inc. and Cross Medical Products, Inc. and Fifth Third Bank (5)
    10.13      Form of Indemnification Agreement (13)
    10.14      Schedule of Parties to Form of Indemnification Agreement (14)
    10.15 Agreement between Dr. Edward Funk and Cross Medical Products, Inc. dated February 11, 1998 (15)

 Exhibit
 Number                                                Description
---------                                              ------------

    10.16 Form of Employment Agreement dated August 17, 1998 between Interpore International, Inc. and its executive officers (14)
    10.17 Schedule of Parties to Form of Employment Agreement dated August 17, 1998 (14)
    10.18  1999 Consultants Stock Option Plan (17)
    10.19 Amended and Restated Employee Qualified Stock Purchase Plan dated November 13, 1998 (18)
    10.20 Asset Purchase Agreement dated December 8, 1999, by and among Interpore Orthopaedics, Inc., Quantic Biomedical, Inc., Quantic Biomedical Partners, John A. Dawdy and Andrew G. Hood (20)
    27.01  Financial Data Schedule

___________
     (1) Incorporated by reference from our Registration Statement on Form S-4, Registration No. 333-49487.
     (2) Incorporated by reference from our Current Report on Form 8-K dated December 1, 1998.
     (3) Incorporated by reference from our Registration Statement on Form S-1, Registration No. 33-69872.
     (4) Incorporated by reference from our Current Report on Form 8-K dated February 11, 1998.
     (5) Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.
     (6) Incorporated by reference from our Registration Statement on Form S-8, Registration No. 33-77426.
     (7) Incorporated by reference from our Registration Statement on Form S-8, Registration No. 33-86290.
     (8) Incorporated by reference from our Proxy Statement for the 1994 Annual Meeting of Shareholders.
     (9) Incorporated by reference from our Proxy Statement for the 1995 Annual Meeting of Shareholders.
    (10) Incorporated by reference from our Registration Statement on Form S-8, Registration No. 333-53775.
    (11) Incorporated by reference from the Cross Medical Products, Inc. Annual Report on Form 10-K for the year ended December 31, 1996.
    (12) Incorporated by reference from the Cross Medical Products, Inc. Registration Statement on Form S-2, Registration No. 333-02273.
    (13) Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.
    (14) Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.
    (15) Incorporated by reference from the Cross Medical Products, Inc. Annual Report on Form 10-K for the year ended December 31, 1997.
    (16) Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
    (17) Incorporated by reference from our Proxy Statement for the 1999 Annual Meeting of Stockholders.
    (18) Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999.
    (19) Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999.
    (20) Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.