Form 10-Q
period 2000-06-30
INTERPORE INTERNATIONAL /CA/
filed 2000-08-14
CIK 854093

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                            -----------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

                                      or

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

                                Not applicable
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]   No [_]

     As of August 8, 2000, there were 14,310,527 shares of the registrant's common stock issued and outstanding.

                         Interpore International, Inc.

                                     Index

PART I.     FINANCIAL INFORMATION                                        Page(s)
                                                                         -------
Item 1.     Financial Statements

               Condensed Consolidated Balance Sheets as of December 31,
               1999 and June 30, 2000 (unaudited)........................   3

               Condensed Consolidated Statements of Income (unaudited)
               for the three month and six month periods ended June 30,
               1999 and June 30, 2000....................................   4

               Condensed Consolidated Statements of Cash Flows
               (unaudited) for the six month periods ended June 30, 1999
               and June 30, 2000.........................................   5

               Notes to Condensed Consolidated Financial Statements......   6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................   9

PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders..........  13

Item 6.     Exhibits and Reports on Form 8-K.............................  13

                         Interpore International, Inc.
                     Condensed Consolidated Balance Sheets
                       (in thousands, except share data)

                                                                              December 31,     June 30,
                                                                                  1999           2000
                                                                              ------------    -----------
Assets                                                                                        (unaudited)
Current assets:
  Cash and cash equivalents  ..............................................        $ 6,315        $11,213
  Short-term investments  .................................................          3,459              -
  Accounts receivable, less allowance for doubtful accounts of $516 and
   $405 in 1999 and 2000, respectively  ...................................          8,887         10,151
  Inventories  ............................................................         13,070         12,503
  Prepaid expenses  .......................................................            995          1,980
  Deferred income taxes  ..................................................          1,750          1,748
  Other current assets  ...................................................            129             76
                                                                              ------------    -----------
Total current assets  .....................................................         34,605         37,671
Property, plant and equipment, net  .......................................          1,349          1,511
Deferred income taxes  ....................................................          2,333          2,333
Intangible assets, net  ...................................................          2,274          2,210
Other assets  .............................................................            232            191
                                                                              ------------    -----------
Total assets  .............................................................        $40,793        $43,916
                                                                              ============    ===========
Liabilities and stockholders' equity
Current liabilities:
  Current portion of capital lease obligations  ...........................        $    15        $    15
  Accounts payable  .......................................................          1,046          1,024
  Accrued compensation and related expenses  ..............................          1,615          1,446
  Accrued royalties  ......................................................            339            324
  Reserve for products liability claims  ..................................            183            123
  Accrued disposition costs  ..............................................            118             70
  Accrued merger-related expenses and restructuring charges  ..............            324            158
  Income taxes payable  ...................................................            326          1,098
  Other accrued liabilities  ..............................................            425            855
                                                                              ------------    -----------
Total current liabilities  ................................................          4,391          5,113
                                                                              ------------    -----------
Long-term obligations:
  Long-term debt  .........................................................          3,152          2,688
  Obligations under capital leases, net  ..................................             13              4
                                                                              ------------    -----------
Total long-term obligations  ..............................................          3,165          2,692
                                                                              ------------    -----------
Commitments and contingencies
Stockholders' equity:
   Series E convertible preferred stock, voting, par value $.01 per share:
    Authorized - 594,000; issued and outstanding shares - 25,573 at
    December 31, 1999 and none at June 30, 2000; aggregate liquidation
    value of $192 at December 31, 1999  ...................................              -              -
   Preferred stock, par value $.01 per share: Authorized shares -
    4,406,000; outstanding shares - none  .................................              -              -
   Common stock, par value $.01 per share: Authorized shares - 50,000,000;
    issued and outstanding shares 14,272,279 at December 31, 1999 and
    14,448,497 at June 30, 2000  ..........................................            143            144
  Additional paid-in-capital  .............................................         45,451         46,189
  Accumulated deficit  ....................................................         (9,244)        (7,113)
  Accumulated other comprehensive loss  ...................................             (4)             -
                                                                              ------------    -----------
                                                                                    36,346         39,220
   Less treasury stock, at cost - 605,000 shares at December 31, 1999 and
    June 30, 2000  ........................................................         (3,109)        (3,109)
                                                                              ------------    -----------
Total stockholders' equity  ...............................................         33,237         36,111
                                                                              ------------    -----------
Total liabilities and stockholders' equity  ...............................        $40,793        $43,916
                                                                              ============    ===========

See accompanying notes.

                         Interpore International, Inc.
                  Condensed Consolidated Statements of Income
                     (in thousands, except per share data)
                                  (unaudited)


                                                 Three months ended       Six months ended
                                                      June 30,                June 30,
                                                --------------------    --------------------
                                                  1999        2000        1999        2000
                                                --------    --------    --------    --------
Net sales                                       $  9,642    $ 11,330    $ 18,628    $ 22,773
Cost of goods sold                                 2,946       3,445       5,755       6,997
                                                --------    --------    --------    --------
Gross profit                                       6,696       7,885      12,873      15,776
                                                --------    --------    --------    --------
Operating expenses:
     Research and development                      1,130       1,292       2,042       2,479
     Selling and marketing                         3,469       3,947       6,733       7,787
     General and administrative                    1,121         973       2,136       2,096
     Non-recurring charges                             -         268           -         268
                                                --------    --------    --------    --------
Total operating expenses                           5,720       6,480      10,911      12,630
                                                --------    --------    --------    --------

Income from operations                               976       1,405       1,962       3,146
                                                --------    --------    --------    --------

Interest income                                       98         156         194         292
Interest expense                                     (88)        (69)       (173)       (145)
Other income                                          97         105         182         200
                                                --------    --------    --------    --------
Total interest and other income, net                 107         192         203         347
                                                --------    --------    --------    --------

Income before taxes                                1,083       1,597       2,165       3,493
Income tax provision                                   -         623           -       1,362
                                                --------    --------    --------    --------
Net income                                      $  1,083    $    974    $  2,165    $  2,131
                                                ========    ========    ========    ========
Net income per share:
     Basic                                      $    .08    $    .07    $    .16    $    .15
     Diluted                                    $    .08    $    .07    $    .16    $    .14

Shares used in computing net income per share:
     Basic                                        13,503      13,807      13,497      13,761
     Diluted                                      14,262      14,859      14,279      14,957

See accompanying notes.

                         Interpore International, Inc.
                Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (unaudited)

                                                                  Six months ended June 30,
                                                               -----------------------------
                                                                  1999               2000
                                                               -----------       -----------
Cash flows from operating activities
Net income                                                         $ 2,165           $ 2,131
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization                                      450               496
    Changes in operating assets and liabilities:
        Accounts receivable                                         (1,806)           (1,264)
        Inventories                                                   (215)              567
        Prepaid expenses                                              (632)             (985)
        Other assets                                                   182                71
        Accounts payable and accrued liabilities                     1,027               722
                                                               -----------       -----------
Net cash provided by operating activities                            1,171             1,738
                                                               -----------       -----------
Cash flows from investing activities
Sales (purchase) of short-term investments                          (2,019)            3,463
Capital expenditures                                                  (464)             (519)
Expenditures for patent rights and other intangible assets             (80)              (75)
                                                               -----------       -----------
Net cash provided by (used in) investing activities                 (2,563)            2,869
                                                               -----------       -----------

Cash flows from financing activities
Repayment of long-term debt and capital lease obligations               (8)               (9)
Proceeds from exercise of stock options                                100               263
Proceeds from employee stock purchase plan                              54                37
                                                               -----------       -----------
Net cash provided by financing activities                              146               291
                                                               -----------       -----------

Net increase (decrease) in cash and cash equivalents                (1,246)            4,898
Cash and cash equivalents at beginning of period                     7,908             6,315
                                                               -----------       -----------
Cash and cash equivalents at end of period                         $ 6,662           $11,213
                                                               ===========       ===========

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

2.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared without audit, pursuant to Securities and Exchange Commission regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position at June 30, 2000 and the consolidated results of operations and cash flows for the periods ended June 30, 1999 and 2000.

     The accompanying condensed consolidated financial statements include the accounts of Interpore Cross and its subsidiaries after elimination of all significant intercompany transactions.

     The results of operations and cash flows for the periods ended June 30, 2000 are not necessarily indicative of results to be expected for future quarters or the full year.

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

                                                                    Three months ended                     Six months ended
                                                                         June 30,                              June 30,
                                                          -----------------------------------    ----------------------------------
                                                                 1999                2000               1999               2000
                                                          ---------------    ----------------    ---------------    ---------------
Net income used in the calculation of basic
 earnings per share                                           $ 1,083             $   974            $ 2,165            $ 2,131
Interest on Convertible Subordinated Debentures                    67                   *                134                  *
                                                          ---------------    ----------------   ----------------    ---------------
Net income used in calculation of diluted earnings
 per share                                                    $ 1,150             $   974            $ 2,299            $ 2,131
                                                          ===============    ================    ===============    ===============
Shares used in computing net income per
 share - basic:
     Weighted average common shares outstanding                13,503              13,807             13,497             13,761

Effect of dilutive securities:
     Weighted average convertible preferred stock                  32                  -                  32                 11
     Shares issuable pursuant to stock option plans               232               1,052                255              1,185
     Shares issuable under the Convertible
      Subordinated Debentures                                     495                   *                495                  *
                                                          ---------------    ----------------    ---------------    ---------------
Shares used in computing net income per share - diluted        14,262              14,859             14,279             14,957
                                                          ===============    ================    ===============    ===============

Net income per share - basic                                  $   .08             $   .07            $   .16            $   .15
Net income per share - diluted                                $   .08             $   .07            $   .16            $   .14

* Shares issuable from the convertible subordinated debentures were excluded from the calculation of diluted earnings per share for the periods ended June 30, 2000 since their effect would have been anti-dilutive.

4.  Inventories

     Inventories are stated at the lower of first-in, first-out average cost or market. Inventories are comprised of the following (in thousands):

                                   December 31,                   June 30,
                                       1999                         2000
                              ---------------------         --------------------
  Raw materials                      $ 1,159                      $ 1,272
  Work-in-process                        442                          503
  Finished goods                      11,469                       10,728
                              ---------------------         --------------------
                                     $13,070                      $12,503
                              =====================         ====================

5.  Contingencies

     The nature of Interpore Cross' business subjects it to products liability and various other legal proceedings from time to time. In the opinion of management, the amount of ultimate liability with respect to any known proceedings or claims will not materially affect the financial position or results of operations of Interpore Cross.

6.  Long-Term Debt

     The 8.5% Convertible Subordinated Debentures (the "Debentures") due June 1, 2003 were convertible at any time before maturity, unless previously redeemed, into shares of Interpore Cross common stock at a conversion price of $6.37 per share. During the first six months of 2000, $464,000 of Debentures were converted into 72,796 shares of Interpore Cross common stock. On June 14, 2000, Interpore Cross notified the holders that the Debentures would be redeemed, if not earlier converted, effective August 1, 2000. Subsequent to June 30, 2000, debentures totaling $2.5 million were converted into 393,000 shares of common stock, and $120,000 of the Debentures were redeemed. The fair value of the Debentures was approximately $3.9 million and $4.1 million on December 31, 1999 and June 30, 2000, respectively.


7.   Comprehensive Income

     Total comprehensive income represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net income. The components of comprehensive income, net of related tax, are as follows (in thousands):

                                                           Three months ended                     Six months ended
                                                                June 30,                              June 30,
                                                    --------------------------------       -------------------------------
                                                       1999                2000               1999               2000
                                                    -------------       ------------       ------------       ------------
Net income                                             $1,083              $ 974              $2,165             $2,131
Reclassification adjustment related to short-term
 investments                                                -                  3                   -                  4
                                                    -------------       ------------       ------------       ------------
Comprehensive income                                   $1,083              $ 977              $2,165             $2,135
                                                    =============       ============       ============       ============



8.   Non-recurring Charges

     During the second quarter of 2000, a non-recurring charge of $268,000 was recorded in connection with the withdrawal of the proposed secondary public stock offering.

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

  For our spinal implant products, we invoice hospitals directly following a surgical procedure in which our products are used. Our spinal implant products are made available to hospitals from consignment inventories maintained by our larger independent agents, or from loaner implant sets that we ship from our facility. For our orthobiologic products, we generally ship directly to hospitals from our facility, and we invoice hospitals upon shipment. We also distribute AGF related products through a supply agreement with Edwards Lifesciences Cardiovascular Resources.

  Outside the United States, we sell our products directly to distributors who maintain an inventory of our products. We record revenue at the time of shipment to the distributor at prices generally ranging from 40% to 70% of our U.S. list prices. The distributors provide service to the surgeons and hospitals, deliver products and invoice hospitals directly at prices determined by the distributors.

  Because our revenues from U.S. hospitals are primarily at list price, and our revenues from international distributors are at a discount to U.S. list prices, our gross margins are subject to fluctuation based on the mix of domestic and international sales, with domestic gross margins being somewhat higher than international gross margins. Additionally, the spinal implant and orthobiologic sales mix also affects our gross margins, with higher margins for our orthobiologic products.

Results of Operations

     The following table presents our results of operations as percentages:

                                           Three months ended June 30,                        Six months ended June 30,
                                   --------------------------------------------      ------------------------------------------
                                                                   Percentage                                        Percentage
                                    Percentage of net sales          change           Percentage of net sales          change
                                   --------------------------     -------------      --------------------------     -----------
                                                                    2000 vs.                                          2000 vs.
                                       1999           2000            1999              1999            2000          1999
                                   ------------    ----------     -------------      -----------    -----------     -----------
Net sales                             100.0%         100.0%           17.5%             100.0%         100.0%           22.3%
Cost of goods sold                     30.6%          30.4%           16.9%              30.9%          30.7%           21.6%
                                   ------------    ----------     -----------        -----------    -----------     ------------
    Gross profit                       69.4%          69.6%           17.8%              69.1%          69.3%           22.6%
                                   ------------    ----------     -------------      ------------   -----------     ------------
Operating expense:
  Research and development             11.7%          11.4%           14.3%              11.0%          10.9%           21.4%
  Selling and marketing                36.0%          34.8%           13.8%              36.1%          34.2%           15.7%
  General and administrative           11.6%           8.6%          (13.2%)             11.5%           9.2%           (1.8%)

  Non-recurring charges                   -            2.4%            n/a                  -            1.2%             n/a
                                   ------------    ----------     -------------      -----------    -----------     ------------
     Total operating expenses          59.3%          57.2%           13.3%              58.6%          55.5%           15.8%
                                   ------------    ----------     -------------      -----------    -----------     ------------
Income from operations                 10.1%          12.4%           44.0%              10.5%          13.8%           60.3%
                                   ============    ==========     =============      ===========    ===========     ============

Three months ended June 30, 1999 and 2000
-----------------------------------------

     For the quarter ended June 30, 2000, sales of $11.3 million were $1.7 million or 17.5% higher than net sales of $9.6 million for the same period of 1999.

                                           Three months ended June 30,             Change
                                           ---------------------------     ---------------------
                                              1999           2000            Amount         %
                                           -----------    ------------     ----------  ---------
Spinal implant product sales........          $5,276         $ 6,116          $  840     15.9%
Orthobiologic product sales.........           4,366           5,214             848     19.4%
                                           -----------    ------------     ----------  ---------
     Total sales....................          $9,642         $11,330          $1,688     17.5%
                                           ===========    ============     ==========  =========


     Sales of spinal implant products increased in the quarter ended June 30, 2000 by $840,000 or 15.9% to $6.1 million compared to $5.3 million for the quarter ended June 30, 1999. The increase reflects continued market penetration of the SynergyTM Spinal System, aided by improved distribution and territory coverage.

     Sales of orthobiologic products increased by $848,000 or 19.4% to $5.2 million for the three months ended June 30, 2000, compared to $4.4 million for the three months ended June 30, 1999. Our AGF related products, which were launched on a nationwide basis during the second quarter of 1999, increased by $998,000 and sales of synthetic bone products decreased by $150,000 or 3.9% versus the same quarter of 1999. We believe the decline in sales of synthetic bone products was primarily related to the shift in domestic distribution from direct sales representatives to independent agents, which we believe are focusing a greater portion of their efforts on spinal implant product sales.

     Total domestic sales of spinal implant products and orthobiologic products increased 19.2% or $1.4 million to $8.7 million for the three months ended June 30, 2000 compared to $7.3 million for the same period of 1999. International sales increased $279,000 or 12.0% to $2.6 million for the second quarter of 2000 from $2.3 million for the second quarter of 1999.

     For the quarter ended June 30, 2000, the gross margin was 69.6% of sales compared to 69.4% of sales for the quarter ended June 30, 1999.

     Total operating expenses for the quarter ended June 30, 2000 increased by 13.3% or $760,000 to $6.5 million, compared to $5.7 million for the same quarter of 1999. During the second quarter of 2000, we recorded a non-recurring charge of $268,000 in connection with the withdrawal of our proposed secondary public stock offering. Excluding this charge, operating expenses increased by 8.6% or $492,000 but decreased as a percentage of sales from 59.3% in the second quarter of 1999 to 54.8% in the second quarter of 2000. Research and development expenses increased by 14.3% or $162,000 due primarily to the hiring of personnel and other costs related to spinal implant product development projects and amortization of intangible assets primarily related to the AGF technology. Selling and marketing expenses increased $478,000 or 13.8% compared to the second quarter of 1999 primarily due to increased commissions on higher domestic sales. General and administrative expenses decreased by 13.2% or $148,000 due primarily to lower products liability insurance premium rates.

     Net interest and other income increased $85,000 or 79.4% related principally to an increase in interest income combined with reduced interest expense. Interest income for the quarter ended June 30, 2000 increased $58,000 or 59.2% compared to the second quarter of 1999 due to increased cash and short-term investment balances combined with higher interest rates. Interest expense decreased during the quarter ended June 30, 2000 as a result of conversions of convertible subordinated debentures into common stock.

     In the second quarter of 1999, we reduced our valuation allowance against our deferred tax assets by an amount roughly equal to taxable income, resulting in no income tax provision for the period. This continued throughout 1999 until the fourth quarter, at which time the valuation allowance was exhausted. Accordingly, in the second quarter of 2000 we recorded an income tax provision of $623,000, reflecting an effective tax rate of approximately 39%.

Six months ended June 30, 1999 and 2000
---------------------------------------

     For the six months ended June 30, 2000, sales of $22.8 million were $4.1 million or 22.3% higher than net sales of $18.6 million for the same period of 1999.

                                       Six months ended June 30,             Change
                                       -------------------------   --------------------------
                                           1999         2000          Amount           %
                                       ------------  -----------   ------------   -----------
Spinal implant product sales........       $10,119      $12,610         $2,491          24.6%
Orthobiologic product sales.........         8,509       10,163          1,654          19.4%
                                       ------------  -----------   ------------   -----------
     Total sales....................       $18,628      $22,773         $4,145          22.3%
                                       ============  ===========   ============   ===========


     Sales of spinal implant products increased in the six months ended June 30, 2000 by $2.5 million or 24.6% to $12.6 million compared to $10.1 million for the six months ended June 30, 1999. The increase reflects continued market penetration of the Synergy(TM) Spinal System, aided by improved distribution and territory coverage.

     Sales of orthobiologic products increased by $1.7 million or 19.4% to $10.2 million for the six months ended June 30, 2000, compared to $8.5 million for the six months ended June 30, 1999. Sales of AGF related products, which were launched on a nationwide basis during the second quarter of 1999, increased by $2.1 million for the six months ended June 30, 2000 compared to the same period of 1999. Sales of synthetic bone products decreased by $416,000 or 5.5% versus the same period of 1999. We believe the decline in sales of synthetic bone products was primarily related to the shift in domestic distribution from direct sales representatives to independent agents, which we believe are focusing a greater portion of their efforts on spinal implant product sales.

     Total domestic sales of spinal implant products and orthobiologic products increased 25.3% or $3.6 million to $17.8 million for the six months ended June 30, 2000 compared to $14.2 million for the same period of 1999.

International sales increased $566,000 or 12.7% to $5.0 million for the first six months of 2000 from $4.5 million for the first six months of 1999.

     For the six months ended June 30, 2000, the gross margin was 69.3% of sales compared to 69.1% of sales for the six months ended June 30, 1999.

     During the second quarter of 2000, we recorded a non-recurring charge of $268,000 in connection with the withdrawal of our proposed secondary public stock offering. Total operating expenses for the six months ended June 30, 2000, excluding the non-recurring charge, increased by 13.3% or $1.5 million to $12.4 million, compared to $10.9 million for the same period of 1999, and as a percentage of sales decreased from 58.6% in the first six months of 1999 to 54.3% in the first six months of 2000. Research and development expenses increased by 21.4% or $437,000 due primarily to the hiring of personnel and other costs related to spinal implant product development projects and amortization of intangible assets related to the AGF technology. Selling and marketing expenses increased $1.1 million or 15.7% compared to the first half of 1999 primarily due to increased commissions on higher domestic sales. General and administrative expenses were relatively unchanged between the two periods.

     Net interest and other income increased $144,000 or 70.9% related principally to an increase in interest income combined with reduced interest expense. Interest income for the six months ended June 30, 2000 increased $98,000 or 50.5% from the same period of 1999 due to increased cash and short-term investment balances combined with higher interest rates. Interest expense decreased during the six months ended June 30, 2000 as a result of conversions of convertible subordinated debentures into common stock.

     During the first six months of 1999, we reduced our valuation allowance against our deferred tax assets by an amount roughly equal to taxable income, resulting in no income tax provision for the period. This continued throughout 1999 until the fourth quarter, at which time the valuation allowance was exhausted. Accordingly, in the first six months of 2000 we recorded an income tax provision of $1.4 million, reflecting an effective tax rate of approximately 39%.

Liquidity and Capital Resources

     In the first six months of 2000, our operating activities generated $1.7 million of net cash. We invest our excess cash in U.S. Treasury securities and high-grade marketable securities. At June 30, 2000, cash, cash equivalents and short-term investments totaled $11.2 million as compared to $9.8 million at December 31, 1999. We also have a $5.0 million revolving line of credit available to us that had no amount outstanding at June 30, 2000 and which expires in June 2001.

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

     At June 30, 2000, we had no material commitments for capital expenditures.
________________________

     The quarterly results contained herein are unaudited and reflect certain assumptions of management that may change. Results of the quarter may not be representative of results for future quarters or indicative of our financial results for the year. Certain statements in this Quarterly Report on Form 10-Q are forward-looking and may involve risks and uncertainties, including, but not limited to: product demand and market acceptance risks; risks related to the development of future products; risk that we will not receive additional regulatory approval of products; and the impact of competitive products. Additional information on factors that could affect our financial results and growth prospects is disclosed in reports we file from time to time with the Securities and Exchange Commission, including the "Certain Business Considerations" section of our Annual Report on Form 10-K.

PART II -  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.

On May 19, 2000, Interpore Cross held its 2000 Annual Meeting of Stockholders to vote on two proposals. The number of shares entitled to vote was 13,789,683. The number of shares represented in person or by proxy was 12,477,957.

The following are the voting results for the two proposals:

     PROPOSAL ONE:  Election of two Class II members of the Board of Directors
     ------------   of Interpore Cross to serve until the Annual Meeting of
                    Stockholders in the year 2003 or until their successors are duly elected and qualified:


                                                                          Percentage of shares
             Nominee                       Number of votes                 present and voting
----------------------------------   ------------------------------   -------------------------------
          William A. Eisenecher               12,324,574                            99%
          Daniel A. Funk, M.D.                12,324,574                            99%



     PROPOSAL TWO:  Approval of the Adoption of the 2000
     ------------   Equity Participation Plan:

                                                                          Percentage of shares
                                           Number of votes                  present and voting
                                     ------------------------------   -------------------------------
          For:                                 5,684,053                            73%
          Against:                               690,381                             9%
          Abstain:                             1,433,801                            18%


Item 6.   Exhibits and Reports on Form 8-K

     a.   Exhibits.

          Reference is made to the Exhibit Index on Page 15 hereof.

     b.   Reports on Form 8-K.

          No reports on Form 8-K were filed during the fiscal quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  August 9, 2000            INTERPORE INTERNATIONAL, INC.
                                 (Registrant)


                                 By: /s/ David C. Mercer
                                     -------------------------------------
                                     David C. Mercer,
                                     Chairman and Chief Executive Officer



                                 By:  /s/ Richard L. Harrison
                                     -------------------------------------
                                      Richard L. Harrison
                                      Sr. Vice President and
                                      Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number                                 Description
---------                              -----------
  3.01      Certificate of Incorporation of Interpore International, Inc. as
            amended (1)
  3.02      Bylaws of Registrant (1)
  3.03      Amendment Number One to Bylaws (16)
  4.01      Rights Agreement dated November 19, 1998, between Interpore
            International, Inc. and U.S. Stock Transfer Corporation, which includes the form of Certificate of Determination of the Series A
            Junior Participating Preferred Stock of Interpore International,
            Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (2)
  4.02      Registration Rights Agreement dated December 8, 1999 by and between
            Interpore International, Inc., John A. Dawdy and Andrew G. Hood (20)
 10.01      Cancellation and Release Agreement dated March 1, 1993 among
            Registrant, Interpore Orthopaedics, Inc., Pfizer, Inc. and
            Howmedica, Inc. (3)
 10.02      Single Tenant Lease dated July 25, 1991 between Registrant and The
            Irvine Company as amended by a Third Amendment to Lease dated
            December 11, 1996 (4);
 10.03      Amended and Restated Loan and Security Agreement dated June 22, 1999 among Registrant, Interpore Orthopaedics, Inc., Cross Medical
            Products, Inc., Interpore Cross International Inc., and Silicon
            Valley Bank (19) and Loan Modification Agreement dated June 21, 2000
 10.04      Amended and Restated Stock Option Plan dated March 19, 1991 (6),
            First Amendment to the Amended and Restated Stock Option Plan,
            effective October 15, 1991 (3); Amendment to the Amended and
            Restated Stock Option Plan dated September 17, 1994 (7)
 10.05      1995 Stock Option Plan (8)
 10.06      Stock Option Plan for Non-Employee Directors of Interpore
            International (9)
 10.07      Danninger Medical Technology, Inc. Amended and Restated 1984 Non-
            Statutory Stock Option Plan (10)
 10.08      Danninger Medical Technology, Inc. Amended and Restated 1984
            Incentive Stock Option Plan (10)
 10.09      Cross Medical Products Inc. Amended and Restated 1994 Stock Option
            Plan (10)
 10.10      Asset Purchase Agreement dated March 12, 1997, among Cross Medical
            Products, Inc., Danninger Healthcare, Inc. and OrthoLogic Corp. (11)
 10.11      Indenture concerning 8.5% Convertible Subordinated Debentures between Cross Medical Products, Inc. and Fifth Third Bank (12)
 10.12      Supplemental Indenture between Interpore International, Inc. and
            Cross Medical Products, Inc. and Fifth Third Bank (5)
 10.13      Form of Indemnification Agreement (13)
 10.14      Schedule of Parties to Form of Indemnification Agreement (14)
 10.15      Agreement between Dr. Edward Funk and Cross Medical Products, Inc.
            dated February 11, 1998 (15)

 Exhibit
 Number                                 Description
---------                               -----------
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

_______________
 (1) Incorporated by reference from our Registration Statement on Form S-4, Registration No. 333-49487.
 (2) Incorporated by reference from our Current Report on Form 8-K dated December 1, 1998.
 (3) Incorporated by reference from our Registration Statement on Form S-1, Registration No. 33-69872.
 (4) Incorporated by reference from our Current Report on Form 8-K dated February 11, 1998.
 (5) Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.
 (6) Incorporated by reference from our Registration Statement on Form S-8, Registration No. 33-77426.
 (7) Incorporated by reference from our Registration Statement on Form S-8, Registration No. 33-86290.
 (8) Incorporated by reference from our Proxy Statement for the 1994 Annual Meeting of Shareholders.
 (9) Incorporated by reference from our Proxy Statement for the 1995 Annual Meeting of Shareholders.
(10) Incorporated by reference from our Registration Statement on Form S-8, Registration No. 333-53775.
(11) Incorporated by reference from the Cross Medical Products, Inc. Annual Report on Form 10-K for the year ended December 31, 1996.
(12) Incorporated by reference from the Cross Medical Products, Inc. Registration Statement on Form S-2, Registration No. 333-02273.
(13) Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.
(14) Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.
(15) Incorporated by reference from the Cross Medical Products, Inc. Annual Report on Form 10-K for the year ended December 31, 1997.
(16) Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(17) Incorporated by reference from our Proxy Statement for the 1999 Annual Meeting of Stockholders.
(18) Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999.
(19) Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999.
(20) Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.