Form 10-Q
period 2000-09-30
INTERPORE INTERNATIONAL INC /DE/
filed 2000-11-14
CIK 854093

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                      ----------------------------------
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000
                                       or

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

                                Not applicable
             ---------------------------------------------------
           (Former name, former address and former fiscal year, if
                          changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         As of November 10, 2000, there were 14,408,480 shares of the registrant's common stock issued and outstanding.

                          Interpore International, Inc.

                                     Index

                                                                                                   Page(s)
                                                                                                   -------
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                      Condensed Consolidated Balance Sheets as of
                      December 31, 1999  and September 30, 2000 (unaudited) .......................      3

                      Condensed Consolidated Statements of Income (unaudited) for the three month and nine month periods ended September 30, 1999 and
                      September 30, 2000 ..........................................................      4

                      Condensed Consolidated Statements of Cash Flows (unaudited) for the
                      nine month periods ended September 30, 1999 and September 30, 2000 ..........      5

                      Notes to Condensed Consolidated Financial Statements ........................      6

Item 2.               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations .........................................      9

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K ................................................     14

                          Interpore International, Inc.
                      Condensed Consolidated Balance Sheets
                       (in thousands, except share data)

                                                                                    December 31,        Sept. 30,
                                                                                        1999              2000
                                                                                   ----------------   ---------------
                                                                                                        (unaudited)
Assets
Current assets:
    Cash and cash equivalents...................................................    $      6,315       $     14,936
    Short-term investments......................................................           3,459                  -
    Accounts receivable, less allowance for doubtful accounts
      of $516 and $436 in 1999 and 2000, respectively...........................           8,887              8,619
    Inventories.................................................................          13,070             12,417
    Prepaid expenses............................................................             995              1,563
    Deferred income taxes.......................................................           1,750              1,748
    Other current assets........................................................             129                 73
                                                                                   -------------      -------------
Total current assets............................................................          34,605             39,356
Property, plant and equipment, net..............................................           1,349              1,459
Deferred income taxes...........................................................           2,333              2,333
Intangible assets, net..........................................................           2,274              2,184
Other assets....................................................................             232                 71
                                                                                   -------------      -------------
Total assets....................................................................    $     40,793       $     45,403
                                                                                   =============      =============
Liabilities and stockholders' equity Current liabilities:
    Current portion of capital lease obligations................................    $         15       $         14
    Accounts payable............................................................           1,046                847
    Accrued compensation and related expenses...................................           1,615              1,481
    Accrued royalties...........................................................             339                348
    Reserve for products liability claims.......................................             183                103
    Accrued disposition costs...................................................             118                 47
    Accrued merger-related expenses and restructuring charges...................             324                106
    Income taxes payable........................................................             326              1,046
    Other accrued liabilities...................................................             425                660
                                                                                   -------------      -------------
Total current liabilities.......................................................           4,391              4,652
                                                                                   -------------      -------------
Long-term obligations:
    Long-term debt..............................................................           3,152                  -
    Obligations under capital leases, net.......................................              13                  -
                                                                                   -------------      -------------
Total long-term obligations.....................................................           3,165                  -
                                                                                   -------------      -------------
Commitments and contingencies
Stockholders' equity:
     Series E convertible preferred stock, voting, par value $.01 per share:
       Authorized - 594,000; issued and outstanding shares - 25,573 at December
       31, 1999 and none at September 30, 2000; aggregate liquidation
       value of $192 at December 31, 1999.......................................               -                 -
     Preferred stock, par value $.01 per share: Authorized shares - 4,406,000;
       outstanding shares - none................................................               -                 -
     Common stock, par value $.01 per share: Authorized shares - 50,000,000;
       issued and outstanding shares - 14,272,279 at December 31, 1999 and
       15,013,489 at September 30, 2000.........................................             143                150
    Additional paid-in-capital..................................................          45,451             49,645
    Accumulated deficit.........................................................          (9,244)            (5,935)
    Accumulated other comprehensive loss........................................              (4)                 -
                                                                                   -------------      -------------
                                                                                          36,346             43,860
     Less treasury stock, at cost - 605,000 shares at December 31, 1999 and
       September 30, 2000.......................................................          (3,109)            (3,109)
                                                                                   -------------      -------------
Total stockholders' equity......................................................          33,237             40,751
                                                                                   -------------      -------------
Total liabilities and stockholders' equity......................................    $     40,793       $     45,403
                                                                                   =============     ==============

See accompanying notes.

                          Interpore International, Inc.
                   Condensed Consolidated Statements of Income
                     (in thousands, except per share data)
                                  (unaudited)

                                                             Three months ended              Nine months ended
                                                                September 30,                  September 30,
                                                         -----------------------------  -----------------------------
                                                             1999           2000            1999            2000
                                                         -------------  --------------  --------------  -------------
Net sales                                                  $   9,549      $  10,613       $  28,177       $  33,386
Cost of goods sold                                             2,651          3,119           8,406          10,116
                                                         -------------  --------------  --------------  -------------
Gross profit                                                   6,898          7,494          19,771          23,270
                                                         -------------  --------------  --------------  -------------

Operating expenses:
     Research and development                                  1,041          1,346           3,083           3,825
     Selling and marketing                                     3,508          3,738          10,241          11,525
     General and administrative                                1,100            953           3,236           3,049
     Non-recurring charges                                         -              -               -             268
                                                         -------------  --------------  --------------  -------------
Total operating expenses                                       5,649          6,037          16,560          18,667
                                                         -------------  --------------  --------------  -------------

Income from operations                                         1,249          1,457           3,211           4,603
                                                         -------------  --------------  --------------  -------------

Interest income                                                  120            191             314             483
Interest expense                                                 (87)            (7)           (260)           (152)
Other income                                                     112            117             294             317
                                                         -------------  --------------  --------------  -------------
Total interest and other income, net                             145            301             348             648
                                                         -------------  --------------  --------------  -------------

Income before taxes                                            1,394          1,758           3,559           5,251
Income tax provision                                               -            580               -           1,942
                                                         -------------  --------------  --------------  -------------
Net income                                                 $   1,394      $   1,178       $   3,559       $   3,309
                                                         =============  ==============  ==============  =============

Net income per share:
     Basic                                                 $     .10      $     .08       $     .26       $     .24
     Diluted                                               $     .10      $     .08       $     .26       $     .22

Shares used in computing net income per share:
     Basic                                                    13,512         14,237          13,492          13,920
     Diluted                                                  14,473         15,189          14,347          15,335

See accompanying notes.

                          Interpore International, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                                               Nine months ended September 30,
                                                                            ----------------------------------------
                                                                                  1999                 2000
                                                                            -------------------  -------------------
Cash flows from operating activities
Net income                                                                    $        3,559       $        3,309
Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                                                  639                  733
          Changes in operating assets and liabilities:
               Accounts receivable                                                    (1,239)                 268
               Inventories                                                            (1,425)                 653
               Prepaid expenses                                                         (385)                (568)
               Other assets                                                              250                   90
               Accounts payable and accrued liabilities                                1,372                  262
                                                                            -------------------  -------------------
Net cash provided by operating activities                                              2,771                4,747
                                                                            -------------------  -------------------

Cash flows from investing activities
Sales (purchase) of short-term investments                                            (3,516)               3,463
Capital expenditures                                                                    (550)                (657)
Expenditures for patent rights and other intangible assets                              (129)                (102)
                                                                            -------------------  -------------------
Net cash provided by (used in) investing activities                                   (4,195)               2,704
                                                                            -------------------  -------------------

Cash flows from financing activities
Repayment of long-term debt and capital lease obligations                                (12)                (169)
Proceeds from exercise of stock options                                                  100                1,302
Proceeds from employee stock purchase plan                                                54                   37
                                                                            -------------------  -------------------
Net cash provided by financing activities                                                142                1,170
                                                                            -------------------  -------------------

Net increase (decrease) in cash and cash equivalents                                  (1,282)               8,621
Cash and cash equivalents at beginning of period                                       7,908                6,315
                                                                            -------------------  -------------------
Cash and cash equivalents at end of period                                    $        6,626       $       14,936
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

2.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared without audit, pursuant to Securities and Exchange Commission regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position at September 30, 2000 and the consolidated results of operations and cash flows for the periods ended September 30, 1999 and 2000.

         The accompanying condensed consolidated financial statements include the accounts of Interpore Cross and its subsidiaries after elimination of all significant intercompany transactions.

         The results of operations and cash flows for the periods ended September 30, 2000 are not necessarily indicative of results to be expected for future quarters or the full year.

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

                                                                 Three months ended           Nine months ended
                                                                    September 30,               September 30,
                                                              --------------------------- ---------------------------
                                                                  1999          2000          1999          2000
                                                              ------------- ------------- ------------- -------------
Net income used in the calculation of basic earnings per share  $  1,394      $  1,178      $  3,559      $  3,309
Interest on Convertible Subordinated Debentures                       66             -           200            70
                                                              ------------- ------------- ------------- -------------
Net income used in calculation of diluted earnings per share    $  1,460      $  1,178      $  3,759      $  3,379
                                                              ============= ============= ============= =============

Shares used in computing net income per share - basic:
     Weighted average common shares outstanding                   13,512        14,237        13,492        13,920

Effect of dilutive securities:
     Weighted average convertible preferred stock                     32             -            32             8
     Shares issuable pursuant to stock option plans                  434           882           328         1,088
     Shares issuable under the Convertible Subordinated
      Debentures                                                     495            70           495           319
                                                              ------------- ------------- ------------- -------------
Shares used in computing net income per share - diluted           14,473        15,189        14,347        15,335
                                                              ============= ============= ============= =============

Net income per share - basic                                    $    .10      $    .08      $    .26      $    .24
Net income per share - diluted                                  $    .10      $    .08      $    .26      $    .22

4.   Inventories

         Inventories are stated at the lower of first-in, first-out average cost or market. Inventories are comprised of the following (in thousands):

                                                                   December 31,             September 30,
                                                                       1999                      2000
                                                                 ------------------        -----------------
     Raw materials                                                   $     1,159               $     1,318
     Work-in-process                                                         442                       522
     Finished goods                                                       11,469                    10,577
                                                                 ------------------        -----------------
                                                                     $    13,070               $    12,417
                                                                 ==================        =================

5.   Contingencies

         The nature of Interpore Cross' business subjects it to products liability and various other legal proceedings from time to time. In the opinion of management, the amount of ultimate liability with respect to any known proceedings or claims will not materially affect the financial position or results of operations of Interpore Cross.

6.   Long-Term Debt

         The 8.5% Convertible Subordinated Debentures (the "Debentures") due June 1, 2003 were convertible at any time before maturity, unless previously redeemed, into shares of Interpore Cross common stock at a conversion price of $6.37 per share. On June 14, 2000, Interpore Cross notified the holders that the Debentures would be redeemed, if not earlier converted, effective August 1, 2000, and as of September 30, 2000, there are none outstanding. During the first nine months of 2000, debentures totaling $3.0 million were converted into 470,000 shares of common stock, and $155,000 of the Debentures were redeemed. The fair value of the Debentures was approximately $3.9 million on December 31, 1999.


7.   Comprehensive Income

         Total comprehensive income represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net income. The components of comprehensive income, net of related tax, are as follows (in thousands):

                                                                 Three months ended           Nine months ended
                                                                    September 30,               September 30,
                                                              --------------------------- ---------------------------
                                                                  1999          2000          1999          2000
                                                              ------------- ------------- ------------- -------------
Net income                                                      $  1,394      $  1,178      $  3,559      $  3,309
Reclassification adjustment related to short-term investments          -             -             -             4
                                                              ------------- ------------- ------------- -------------
Comprehensive income                                            $  1,394      $  1,178      $  3,559      $  3,313
                                                              ============= ============= ============= =============

8.   Non-recurring Charges

         During the second quarter of 2000, a non-recurring charge of $268,000 was recorded in connection with the withdrawal of a proposed secondary public stock offering.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Description of Business

     Our revenues are generated from the sale of products in two principal product categories--spinal implant products and orthobiologic products. Our spinal implant products consist of titanium or stainless steel hooks, rods and screws and related instruments required for the surgeon to assemble a construct which restores the natural anatomy of the spine, keeping it immobilized while a bone graft eventually fuses the vertebrae. Our orthobiologic products consist of synthetic bone graft substitute materials and products used to derive AGFTM. AGF is used to provide faster, more complete bone growth and enhance the performance of our bone graft products.

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

Results of Operations

         The following table presents our results of operations as percentages:

                                          Three months ended September 30,         Nine months ended September 30,
                                       ---------------------------------------  ---------------------------------------
                                                                  Percentage                               Percentage
                                        Percentage of net sales     change       Percentage of net sales     change
                                       -------------------------  ------------  -------------------------- ------------
                                                                   2000 vs.                                 2000 vs.
                                           1999         2000         1999           1999         2000         1999
                                       ------------- ----------- -------------  ------------- ------------ ------------
Net sales                                 100.0%       100.0%        11.1%         100.0%        100.0%        18.5%
Cost of goods sold                         27.8%        29.4%        17.7%          29.8%         30.3%        20.3%
                                       ------------- ----------- -------------  ------------- ------------ ------------
    Gross profit                           72.2%        70.6%         8.6%          70.2%         69.7%        17.7%
                                       ------------- ----------- -------------  ------------- ------------ ------------
Operating expense:
  Research and development                 10.9%        12.7%        29.3%          10.9%         11.5%        24.1%
  Selling and marketing                    36.7%        35.2%         6.6%          36.4%         34.5%        12.5%
  General and administrative               11.5%         9.0%       (13.4%)         11.5%          9.1%        (5.8%)
  Non-recurring charges                        -            -         n/a               -           .8%         n/a
                                       ------------- ----------- -------------  ------------- ------------ ------------
     Total operating expenses              59.1%        56.9%         6.9%          58.8%         55.9%        12.7%
                                       ------------- ----------- -------------  ------------- ------------ ------------
Income from operations                     13.1%        13.7%        16.7%          11.4%         13.8%        43.4%
                                       ============= =========== =============  ============= ============ ============

Three months ended September 30, 1999 and 2000
----------------------------------------------

         For the quarter ended September 30, 2000, net sales of $10.6 million were $1.1 million or 11.1% higher than net sales of $9.5 million for the same period of 1999. The following table presents sales by category (in thousands):

                                           Three months ended September 30,                    Change
                                         -------------------------------------- -------------------------------------
                                               1999                2000              Amount                %
                                         ------------------ ------------------- ------------------ ------------------
Spinal implant product sales......           $     5,053        $     5,439         $       386            7.6%
Orthobiologic product sales.......                 4,496              5,174                 678           15.1%
                                         ------------------ ------------------- ------------------ ------------------
     Total sales..................           $     9,549        $    10,613         $     1,064           11.1%
                                         ================== =================== ================== ==================

         Sales of spinal implant products increased in the quarter ended September 30, 2000 by $386,000 or 7.6% to $5.4 million, compared to $5.1 million for the quarter ended September 30, 1999. The increase is attributable to higher usage of the SynergyTM Spinal System as well as a sales price increase which took place in October 1999.

         Sales of orthobiologic products increased by $678,000 or 15.1% to $5.2 million for the three months ended September 30, 2000, compared to $4.5 million for the three months ended September 30, 1999. Our AGF related products, which were launched on a nationwide basis during the second quarter of 1999, increased by $864,000 or 113.8% and sales of synthetic bone products decreased by $186,000 or 5.0% versus the same quarter of 1999. We believe the decline in sales of synthetic bone products is primarily related to the shift in domestic distribution from direct sales representatives to independent agents, which we believe are focusing a greater portion of their efforts on spinal implant product sales. Therefore, we believe this trend is likely to continue for the foreseeable future.

         Total domestic sales of spinal implant products and orthobiologic products increased 14.0% or $1.1 million to $9.0 million for the three months ended September 30, 2000, compared to $7.9 million for the same period of 1999. International sales for the third quarter of 2000 were approximately $1.6 million and for the third quarter of 1999 were approximately $1.7 million.

         For the quarter ended September 30, 2000, the gross margin was 70.6% of sales compared to 72.2% of sales for the quarter ended September 30, 1999. A decrease in manufacturing overhead absorption resulting from our inventory reduction efforts is the primary cause of the decrease in gross margin.

         Total operating expenses for the quarter ended September 30, 2000 increased by 6.9% or $388,000 to $6.0 million, compared to $5.6 million for the same quarter of 1999, but decreased as a percentage of sales from 59.2% in the third quarter of 1999 to 56.9% in the third quarter of 2000. Research and development expenses increased by 29.3% or $305,000 due primarily to the hiring of personnel and other costs related to spinal implant product development projects and amortization of intangible assets primarily related to the AGF technology. Selling and marketing expenses increased $230,000 or 6.6% compared to the third quarter of 1999 primarily due to increased commissions on higher domestic sales. General and administrative expenses decreased by 13.4% or $147,000 due primarily to lower products liability insurance premium rates and a lesser accrual for a profit-based bonus program.

         Net interest and other income increased $156,000 or 107.6% related principally to an increase in interest income combined with reduced interest expense. Interest income for the quarter ended September 30, 2000 increased $71,000 or 59.2% compared to the third quarter of 1999 due to increased average cash and short-term investment balances combined with higher interest rates. Interest expense decreased during the quarter ended September 30, 2000 as a result of the extinguishment of the convertible subordinated debentures.

         During the third quarter of 1999, we had no income tax provision due to the utilization of net operating loss carryforwards. The valuation allowance was reduced during the same three month period since management believes that the deferred tax assets are more probable than not to be realized. During the fourth quarter of 1999, the valuation allowance was eliminated. In the third quarter of 2000 we recorded an income tax provision of $580,000, which reflected an effective tax rate of approximately 33% for the quarter and which adjusted the year-to-date effective tax rate to 37%.

Nine months ended September 30, 1999 and 2000
---------------------------------------------

         For the nine months ended September 30, 2000, sales of $33.4 million were $5.2 million or 18.5% higher than net sales of $28.2 million for the same period of 1999. The following table presents sales by category (in thousands):

                                            Nine months ended September 30,                    Change
                                         -------------------------------------- -------------------------------------
                                               1999                2000              Amount                %
                                         ------------------ ------------------- ------------------ ------------------
Spinal implant product sales......           $    15,172        $    18,049         $     2,877           19.0%
Orthobiologic product sales.......                13,005             15,337               2,332           17.9%
                                         ------------------ ------------------- ------------------ ------------------
     Total sales..................           $    28,177        $    33,386         $     5,209           18.5%
                                         ================== =================== ================== ==================

         Sales of spinal implant products increased in the nine months ended September 30, 2000 by $2.9 million or 19.0% to $18.1 million, compared to $15.2 million for the nine months ended September 30, 1999. The increase reflects continued sales growth of the SynergyTM Spinal System, aided by improved distribution and territory coverage.

         Sales of orthobiologic products increased by $2.3 million or 17.9% to $15.3 million for the nine months ended September 30, 2000, compared to $13.0 million for the nine months ended September 30, 1999. Sales of AGF related products, which were launched on a nationwide basis during the second quarter of 1999, increased by $2.9 million for the nine months ended September 30, 2000 compared to the same period of 1999. Sales of synthetic bone products decreased by $602,000 or 5.3% versus the same period of 1999. We believe the decline in sales of synthetic bone products is primarily related to the shift in domestic distribution from direct sales representatives to independent agents, which we believe are focusing a greater portion of their efforts on spinal implant product sales. Therefore, we believe this trend is likely to continue for the foreseeable future.

         Total domestic sales of spinal implant products and orthobiologic products increased 21.2% or $4.7 million to $26.7 million for the nine months ended September 30, 2000, compared to $22.0 million for the same period of 1999. International sales increased $531,000 or 8.6% to $6.7 million for the first nine months of 2000 from $6.1 million for the first nine months of 1999.

         For the nine months ended September 30, 2000, the gross margin was 69.7% of sales compared to 70.2% of sales for the nine months ended September 30, 1999. The slight decrease reflects lower overhead absorption resulting from our inventory reduction efforts.

         Total operating expenses for the nine months ended September 30, 2000 increased by 12.7% or $2.1 million to $18.7 million, compared to $16.6 million for the same period of 1999, and as a percentage of sales decreased from 58.8% in the first nine months of 1999 to 55.9% in the first nine months of 2000. Research and development expenses increased by 24.1% or $742,000 due primarily to the hiring of personnel and other costs related to spinal implant product development projects and amortization of intangible assets related to the AGF technology . Selling and marketing expenses increased $1.3 million or 12.5% compared to the first nine months of 1999 primarily due to increased commissions on higher domestic sales. General and administrative expenses decreased $187,000 or 5.8% due primarily to lower products liability insurance premium rates. During the second quarter of 2000, a non-recurring charge of $268,000 was recorded in connection with the withdrawal of a proposed secondary public stock offering.

         Net interest and other income increased $300,000 or 86.2% related principally to an increase in interest income combined with reduced interest expense. Interest income for the nine months ended September 30, 2000 increased $169,000 or 53.8% from the same period of 1999 due to increased average cash and short-term investment balances combined with higher interest rates. Interest expense decreased during the nine months ended September 30, 2000 as a result of the extinguishment of the convertible subordinated debentures.

         During the first nine months of 1999, we had no income tax provision due to the utilization of net operating loss carryforwards. The valuation allowance was reduced during the same nine month period since management believes that the deferred tax assets are more probable than not to be realized. During the fourth quarter of 1999, the valuation allowance was eliminated. In the first nine months of 2000 we recorded an income tax provision of $1.9 million, reflecting an effective tax rate of approximately 37%.

Liquidity and Capital Resources

         In the first nine months of 2000, our operating activities generated $4.7 million of net cash. We invest our excess cash in U.S. Treasury securities and high-grade marketable securities. At September 30, 2000, cash, cash equivalents and short-term investments totaled $14.9 million as compared to $9.8 million at December 31, 1999. We also have a $5.0 million revolving line of credit available to us that had no amount outstanding at September 30, 2000 and which expires in June 2001.

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

         At September 30, 2000, we had no material commitments for capital expenditures.
______________________

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

         b.       Reports on Form 8-K.

                  No reports on Form 8-K were filed during the fiscal quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:    November 10, 2000              INTERPORE INTERNATIONAL, INC.
                                        (Registrant)


                                        By: /s/ David C. Mercer
                                        -------------------------------
                                            David C. Mercer,
                                            Chairman and Chief Executive Officer



                                        By:  /s/ Richard L. Harrison
                                             --------------------------
                                             Richard L. Harrison
                                             Sr. Vice President and
                                             Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                                         Description
-----                                          -----------
 3.01     Certificate of Incorporation of Interpore International, Inc. as amended (1)
 3.02     Bylaws of Registrant (1)
 3.03     Amendment Number One to Bylaws (16)
 4.01     Rights Agreement dated November 19, 1998, between Interpore International, Inc. and U.S. Stock Transfer
          Corporation, which includes the form of Certificate of Determination of the Series A Junior Participating
          Preferred Stock of Interpore International, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (2)
 4.02     Registration Rights Agreement dated December 8, 1999 by and between Interpore International, Inc., John A.
          Dawdy and Andrew G. Hood (20)
10.01     Cancellation and Release Agreement dated March 1, 1993 among Registrant, Interpore Orthopaedics, Inc.,
          Pfizer, Inc. and Howmedica, Inc. (3)
10.02     Single Tenant Lease dated July 25, 1991 between Registrant and The
          Irvine Company as amended by a Third Amendment to Lease dated December
          11, 1996 (4);
10.03     Amended and Restated Loan and Security Agreement dated June 22, 1999 among Registrant, Interpore
          Orthopaedics, Inc., Cross Medical Products, Inc., Interpore Cross International Inc., and Silicon Valley
          Bank (19)  and Loan Modification Agreement dated June 21, 2000 (21)
10.04     Amended and Restated Stock Option Plan dated March 19, 1991 (6), First
          Amendment to the Amended and Restated Stock Option Plan, effective
          October 15, 1991 (3); Amendment to the Amended and Restated Stock
          Option Plan dated September 17, 1994 (7)
10.05     1995 Stock Option Plan (8)
10.06     Stock Option Plan for Non-Employee Directors of Interpore International (9)
10.07     Danninger Medical Technology, Inc. Amended and Restated 1984 Non-Statutory Stock Option Plan (10)
10.08     Danninger Medical Technology, Inc. Amended and Restated 1984 Incentive Stock Option Plan (10)
10.09     Cross Medical Products Inc. Amended and Restated 1994 Stock Option Plan (10)
10.10     Asset Purchase Agreement dated March 12, 1997, among Cross Medical Products, Inc., Danninger Healthcare,
          Inc. and OrthoLogic Corp. (11)
10.11     Indenture concerning 8.5% Convertible Subordinated Debentures between Cross Medical Products, Inc. and
          Fifth Third Bank (12)
10.12     Supplemental Indenture between Interpore International, Inc. and Cross Medical Products, Inc. and Fifth
          Third Bank (5)
10.13     Form of Indemnification Agreement (13)
10.14     Schedule of Parties to Form of Indemnification Agreement (14)
10.15     Agreement between Dr. Edward Funk and Cross Medical Products, Inc. dated February 11, 1998 (15)

Exhibit
Number                                                Description
------                                                -----------
10.16     Form of Employment Agreement dated July 31, 2000 / August 30, 2000 between Interpore International,
          Inc. and its executive officers
10.17     Schedule of Parties to Form of Employment Agreement dated July 31, 2000 /
          August 30, 2000
10.18     1999 Consultants Stock Option Plan (17)
10.19     Amended and Restated Employee Qualified Stock Purchase Plan dated November 13, 1998 (18)
10.20     Asset Purchase Agreement dated December 8, 1999, by and among Interpore
          Orthopaedics, Inc.,
          Quantic Biomedical, Inc., Quantic Biomedical Partners, John A. Dawdy and Andrew G. Hood (20)
27.01     Financial Data Schedule

____________
 (1) Incorporated by reference from our Registration Statement on Form S-4, Registration No. 333-49487.
 (2) Incorporated by reference from our Current Report on Form 8-K dated December 1, 1998.
 (3) Incorporated by reference from our Registration Statement on Form S-1, Registration No. 33-69872.
 (4) Incorporated by reference from our Current Report on Form 8-K dated February 11, 1998.
 (5) Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.
 (6) Incorporated by reference from our Registration Statement on Form S-8, Registration No. 33-77426.
 (7) Incorporated by reference from our Registration Statement on Form S-8, Registration No. 33-86290.
 (8) Incorporated by reference from our Proxy Statement for the 1994 Annual Meeting of Shareholders.
 (9) Incorporated by reference from our Proxy Statement for the 1995 Annual Meeting of Shareholders.
(10) Incorporated by reference from our Registration Statement on Form S-8, Registration No. 333-53775.
(11) Incorporated by reference from the Cross Medical Products, Inc. Annual Report on Form 10-K for the year ended December 31, 1996.
(13) Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.
(14) Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.
(15) Incorporated by reference from the Cross Medical Products, Inc. Annual Report on Form 10-K for the year ended December 31, 1997.
(16) Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(17) Incorporated by reference from our Proxy Statement for the 1999 Annual Meeting of Stockholders.(18) Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999.
(19) Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999.
(20) Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(21) Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.