Form 10-K
period 2000-12-31
INTERPORE INTERNATIONAL INC /DE/
filed 2001-03-30
CIK 854093

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2000

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
                      PERIOD FROM           TO          .

                          Commission File No. 0-22958
                              -------------------
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

       Registrant's telephone number, including area code: (949) 453-3200
                              -------------------
          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
                                                        ---------------------
                  Title of each class                    on which registered
                  -------------------                    -------------------
                         None

          Securities registered pursuant to Section 12(g) of the Act:
                           Common stock, no par value
                              -------------------
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [x]     No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of March 15, 2001, the aggregate market value of voting stock of Interpore International, Inc. held by non-affiliates was $40,404,000 based upon the closing price of such stock on The Nasdaq Stock Market. The number of shares of common stock outstanding as of that date was 14,422,900.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of our Joint Proxy Statement for the 2001 Annual Meeting of Stockholders of Interpore International, Inc. are incorporated by this reference into Part III as set forth herein.

--------------------------------------------------------------------------------

                                     PART I

Item 1.  Business

Overview

  We are a medical device company with a complementary combination of spinal implant and orthobiologic technologies, an expanding product portfolio and distribution channels specifically addressing the spinal surgery market. Our product portfolio addresses what we believe are two of the fastest growing areas in the medical device industry--spinal implants and orthobiologics.

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

  In the spinal implant product category, we offer the Synergy Spinal System and the C-Tek Anterior Cervical Plate system. Our current product offering is applicable to thoraco-lumbar and cervical spine fusions, which we believe represent approximately 75% of spine fusion procedures. We believe our spinal products in development, which include intervertebral cages, will provide us with the products necessary to address the remaining spine fusion procedures that utilize spinal implants.

  Our principal orthobiologic offering includes synthetic bone graft products and AGF (Autologous Growth Factors) related products. Our Pro Osteon products are implanted in a bone deficit and provide a matrix that facilitates new bone ingrowth. Pro Osteon was the first synthetic bone graft substitute to obtain FDA approval for orthopedic applications. Our BonePlast is a resorbable bone void filler that is replaced by the patient's own bone during the healing process. In the second quarter of 1999, we commercially launched our AGF related products. AGF is a concentrate of growth factors derived intraoperatively from platelets in a patient's own blood. These growth factors are involved in initiating the bone healing cascade. We believe AGF will have application in a wide variety of bone and soft tissue procedures.

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

   .  Lumbar vertebrae are the next five vertebrae in the lower back; and

   .  The sacrum.

Together, the thoracic vertebrae and the lumbar vertebrae are frequently referred to as the thoraco-lumbar region of the spine.

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

Spinal Implant Market Overview

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

  We estimate that approximately 50% of all spine fusion procedures are performed in the thoraco-lumbar spine generally using posterior instrumentation systems (i.e. hooks, rods and screws), approximately 25% are performed in the cervical spine generally using cervical plates, and approximately 25% are performed throughout the spine using intervertebral devices, also called spine cages. Our current spinal implants address the instrumented procedures in the thoraco-lumbar spine and plated cervical spine fusions.

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

        . Our patented variable locking screw design allows the surgeon to angle and tighten screws in many planes, reducing the amount of required rod bending and facilitating rod placement.

    . The patented design of the external hexagonal head of our double hex set screw shears off at a predetermined torque, allowing the surgeon to consistently tighten screws to the right tension. However, an internal hexagonal cavity remains to allow the surgeon to remove the set screw if necessary.

 . Universal Application. Synergy implants come in various sizes and types to meet the surgeon's preferences and the patient's anatomy, providing a secure anatomic fit for virtually any pathology. The Synergy Spinal System does not require that the surgeon follow a single surgical protocol, but provides several options, and can be used in both anterior and posterior applications, in both adults and children.

 . Smaller and Stronger. We offer Synergy implants in either stainless steel or titanium. The strength of the Synergy implants provides resistance to fatigue and allows the implants to be smaller than many competing products. Titanium implants are preferred in many foreign markets and are being used increasingly in the United States because titanium allows magnetic resonance imaging of the spinal area.

 . Low Profile. Profile describes the prominence of implants above the normal bony surfaces of the spine. The Synergy Spinal System was designed to minimize the height and bulk of its implants, reducing the risk of irritation, inflammation and infection for the patient. It has been ranked as having one of the lowest profiles of commonly available spinal implant systems.

  C-Tek Anterior Cervical Plate System. Our C-Tek is a titanium plate that is attached using screws to two or more vertebrae in the cervical spine to facilitate spine fusion. We received FDA 510(k) clearance of the C-Tek in late 2000, and introduced it to the market in the first quarter of 2001. We believe our C-Tek System offers a number of benefits, including the following:

 . Low Profile and Narrow Width. The C-Tek has one of the lowest profiles among the cervical plates available to the market, and its width is narrow. These characteristics are particularly important in the cervical spine, where anterior implants must be placed close to soft tissues in the throat.

 . Fixed and Slotted Hole Versions. While most competitors' cervical plate systems incorporate either a fixed hole or a slotted hole design, our C-Tek is available in either design in order to accommodate the physician's surgical philosophy. These features allow the surgeon to create rigid, semi-rigid or load-sharing constructs.

 . One-Step Locking. All cervical plate systems must incorporate some safeguard to prevent the backing out of screws, which can be a significant problem because the implants are placed very close to soft tissues in the throat. While most other cervical plate systems require a locking procedure to be applied to each screw, our C-Tek incorporates a proprietary one-step locking mechanism that enables all screws to be locked with a single procedural step.

  TPS Telescopic Plate Spacer. Our TPS is an expandable titanium spacer intended to replace one or two vertebral bodies that must be removed due to cancer. This device combines the functions of an anterior plate and a vertebral column spacer and it incorporates a patented telescoping feature. We received a Humanitarian Device Exemption (HDE) from the FDA in early 2000 for the cervical spine version of the TPS. We plan to seek FDA clearance of a version for thoraco-lumbar applications in 2001.

Orthobiologics Market Overview

  Bone is a composite material made up of bone cells and a porous matrix. The matrix is composed of collagen and ceramic calcium phosphate crystals. Bone continuously remodels itself, thereby repairing the small imperfections formed due to everyday activity. Bone will often spontaneously repair minor fractures without surgical intervention. However, major skeletal deficiencies from trauma, spinal instability, degenerative conditions and tumor will frequently require a surgical procedure involving bone graft.

  There are three types of orthobiologic bone grafting products:

  . Osteoconductive materials, which act as a scaffold for bone and tissue growth while healing occurs;

  . Osteoinductive materials, which promote or stimulate bone or tissue growth;
    and

  . Combination materials with both osteoconductive and osteoinductive characteristics.

  Bone Grafts. It is estimated that bone grafts are used in over 600,000 procedures annually in the United States. They are used for a wide variety of indications including spine fusions, total joint surgery, maxillofacial applications and other surgical procedures. There are currently three major categories of bone grafts: autograft, allograft and synthetic bone graft substitutes. We estimate that synthetic bone graft substitutes are used in about 11% of the bone graft procedures performed annually in the United States, with the remaining procedures divided approximately equally between autografts and allografts.

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

  Allograft bone is bone obtained from a cadaver. There are numerous bone banks that obtain cadaver tissue from regional donor centers. Once obtained, the tissue is processed and configured into a variety of forms, including chips, paste, blocks, gels and putties. Strict donor screening standards and testing for infectious agents such as hepatitis B and HIV have significantly reduced the possibility of implant rejection and disease transmission. Allograft bone can have osteoconductive and osteoinductive properties, but we believe the growth factors contained in allograft bone may be compromised in some of the commonly used sterilization procedures.

  Synthetic bone graft substitutes are artificially produced and can be used in place of autograft or allograft or mixed with autograft or allograft. Synthetic bone graft substitutes are available in a wide range of forms, including granules, blocks, strips, gels, slurries and injectable bone graft cements. Synthetic bone graft substitutes generally have osteoconductive properties.

  Growth Factors. Specific naturally-occurring proteins, called growth factors, regulate bone generation by stimulating either the formation of new bone cells or the replication of existing cells. We believe that the combination of growth factors with bone grafts will be the next major advancement in bone grafting.
To derive growth factors, a number of methods are under development, including recombinant DNA technology, gene therapy, extraction from cow bone and advanced filtration technologies. With recombinant DNA technology, the desired human growth protein gene is introduced into a production host, usually an animal, bacterial or yeast cell, and the host makes the human protein along with its own. These proteins are then concentrated and made into a usable form. Using filtration methods, the human growth factor proteins are removed from the patient's own blood. These proteins can be concentrated and combined with any of the three major categories of bone graft.

Our Orthobiologic Products

  Bone Graft Substitutes. Our Pro Osteon bone graft substitute products are derived from the exoskeleton of two specific genera of coral and chemically converted into a material with porosity, architecture and chemical composition similar to that of human bone, using our proprietary manufacturing process. Due to its structure, the graft provides a matrix that facilitates new bone ingrowth. Our BonePlast bone void filler is a calcium sulfate (plaster-of-paris) material that resorbs and is replaced with bone during the healing process. Our line of osteoconductive bone graft products includes:

         Product                         Description                       Indication                  U.S. Regulatory Status
-------------------------      ----------------------------      ----------------------------      ----------------------------
Pro Osteon 500                    Bone graft substitute.            Repair skeletal defects           PMA approved in 1992.
(hydroxyapatite)                  500 micron pore size              in extremities.
                                  blocks and granules.

Pro Osteon 500R                   Patented resorbable bone          Repair all skeletal               510(k) cleared in 1998.
(hydroxyapatite/calcium           graft substitute. 500             defects, including spine.
carbonate composite)              micron pore size blocks
                                  and granules.

Pro Osteon 200/                   Bone graft substitute.            Repair all skeletal               510(k) cleared in 1985.
Interpore 200                     200 micron pore size              defects, inclucing spine.
(hydroxyapatite)                  blocks and granules.

Pro Osteon 200R                   Patented resorbable bone          Repair skeletal defects           510(k) cleared in 2000.
(hydroxyapatite/calcium           graft substitute. 200             in oral/maxillofacial
carbonate composite)              micron pore size blocks           areas.
                                  and granules.

BonePlast (calcium                Fast resorbing, moldable          Fill voids in bone. Used          510(k) cleared in 1999.
sulfate)                          bone void filler.                 in extremities, spine and
                                                                    pelvis.

  Our Pro Osteon and BonePlast products compare favorably with autograft, allograft and other synthetic bone grafts used today. We believe our products:

  .  Eliminate morbidity and cost associated with autograft harvesting;

  .  Eliminate disease transmission and host rejection risk;

  .  Require no special handling or storage conditions;

  .  Can be prepared simultaneously with surgery;

  . Contain no fillers such as glycerol, which has been shown to have toxic effects; and

  .  Are easily shaped by surgeons to fill bone voids or defects.

  AGF (Autologous Growth Factors). AGF is a concentrate of growth factors derived from platelets in a patient's blood which is used to encourage more complete and rapid bone growth in bone defects. Our two key products used to collect AGF are the UltraConcentrator Permeability Hemodialyzer and the Automated Processor. Cleared for marketing by the FDA in the fourth quarter of 1998, these products are used to produce a concentrated growth factor "gel" from platelets in the patient's own blood. Our AGF related products were commercially launched in 1999.

  In the AGF collection process, blood from the patient is separated into different component layers using a device called a cell washer, which is routinely available in the operating room during spine fusion and revision total joint replacement procedures. One of the layers, known as the "buffy coat," contains platelet-rich plasma and white blood cells. The buffy coat is processed using our proprietary filtering technology which super-concentrates the platelets and fibrinogen, producing a "cocktail" of growth factors, including Platelet-Derived Growth Factor and Transforming Growth Factor Beta. With the addition of thrombin, the fibrinogen contained in AGF is converted into fibrin, giving AGF a gel-like consistency. AGF can be combined directly with a bone graft material, such as our Pro Osteon and BonePlast products, as well as autograft and allograft, and placed at the bone graft site. The red cells and plasma component layers from the cell washer are returned to the patient, resulting in minimal blood loss.

  We believe that AGF provides the surgeon with the growth factors desired for faster and more complete bone graft healing and that AGF may be preferred by surgeons due to factors which include the following:

  . Many surgeons prefer autologous solutions, such as AGF, that are derived from the patient's own tissues;

  . AGF's gel-like consistency discourages migration from the bone defect site to other areas in the body;

  . AGF is a "cocktail" of many cell-stimulating growth factors;

  . Using the patient's own growth factors eliminates dosage concerns; and

  . The cost of AGF is lower than that anticipated for recombinant products under development.

Business Strategy

  Our goal is to establish a leadership position in the development of products for the surgical treatment of spine disorders. In order to achieve this goal, we plan to undertake the following strategies:

  Expand and Enhance our Spinal Implant Product Portfolio. Until the recent launch of the C-Tek Anterior Cervical Plate system, our spinal products primarily targeted the thoracic and lumbar regions of the spine. With the release of the C-Tek and the development of additional spinal implants, including spine cages, we are creating a more complete product portfolio. This will allow us to offer physicians a comprehensive surgical solution. We plan to invest significant resources in research and development in an effort to introduce technological advancements in the spinal market. We will also consider the acquisition of companies and products to complement our current product platform.

  Capitalize on "First to Market" with our AGF Technology. Our AGF related products received market clearance in December 1998 and were nationally launched in June 1999. We were the first company to market FDA-cleared devices that extract and concentrate autologous growth factors intraoperatively to levels shown in studies to stimulate bone growth. Other synthetically derived growth factors are being developed and are in late stages of clinical trials or the Premarket Approval process, but we believe none are yet approved for use in the United States. We plan to capitalize on our "first to market" position by developing improvements to the process and completing the numerous ongoing clinical studies to prove the effectiveness of AGF. Also, we believe that AGF holds great promise in areas outside of orthopedics for wound-healing applications, such as general, cosmetic and maxillofacial surgery as well as burns. We are exploring partnering with companies that participate in the large and diverse wound-healing market in order to expand the use of AGF into these applications.

  Continue to Expand and Strengthen our Distribution Network. In the United States, we utilize independent agents as the primary channel to distribute our product portfolio. Many of the larger companies in our industry are transitioning from independent agents to a direct sales force. We have been the beneficiary of such transitions, as many highly qualified agents prefer to remain independent and find our product offering attractive. We intend to attract and retain independent agents who have many years of experience selling spinal products and strong relationships with spine surgeons and who can distribute all of our product lines. Our product offering presents cross-selling opportunities for our distribution network. We provide extensive technical training programs on new and current products and demonstrate how these products can be used in combination. We believe these efforts will enable us to further penetrate the spine market.

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

Research and Development.

  As of March 1, 2001, our research and development department consisted of 24 full-time employees. We also engage outside consultants and academic research facilities for assistance with our new product development and will license technology from third parties under appropriate circumstances. We plan to continue to use outside resources for product research. In 1992, we formed the Synergy System Advisors, a group of prominent spine surgeons, that assisted in the development of the Synergy Spinal System. We have agreements with the advisors under which we pay royalties ranging from 5% to 7% of net revenues generated from the sale of certain products within the Synergy Spinal System. Our expenditures for research and development were $3.7 million in 1998, $4.2 million in 1999 and $5.3 million in 2000.

  Additional spinal implant and orthobiologic products which we currently have under development include:

  . Geo Structure. This unique titanium spacer has a geometric design which provides very high strength with a minimum amount of metal in the implant. This design will allow the surgeon to place a larger quantity of graft material at the graft site, which increases the probability of a successful fusion. It will also allow better radiographic visualization of the graft site postoperatively for better assessment of fusion. We submitted a 510(k) application for this product in the first quarter of 2001.

 . Intervertebral Cages. We are currently conducting mechanical testing on several alternative designs. Our objective is to develop a cage which would be a stand-alone device, expandable to optimize anatomic fit, and radiolucent. Intervertebral cages are currently Class III devices requiring Premarket approval from the FDA.

 . Artificial Disc. Our simple patented design, with no moving parts, could allow a surgeon to replace a diseased disc while maintaining motion of the spine in the affected segment, eliminating the need for fusion. We expect to begin animal studies on this device in mid-2001.

 . Use of BonePlast/Pro Osteon 200R for Vertebroplasty. Vertebroplasty is a treatment for compression fractures of the vertebrae, a common occurrence among osteoporotic patients. In this procedure, physicians generally insert bone cement into the vertebral body to restore the height of the vertebra and reduce pain. However, bone cement has certain undesirable characteristics and we believe that BonePlast combined with our Pro Osteon 200R may be uniquely suitable for this procedure. Animal trials are scheduled to commence in 2001.

 . Polymer-reinforced Pro Osteon Material. We have development efforts underway for a polymer-reinforced Pro Osteon material. We believe that increasing the strength of our resorbable version of Pro Osteon in various configurations, combined with AGF, holds promise for potential use as a natural, resorbable alternative to titanium and composite spinal implants currently available in the market. Such a product would be several years from the market, if developed at all. Animal trials are scheduled to commence in 2001.

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

  Spinal Implant Products. We own eight U.S. patents related to various aspects of our spinal implant products, including the bone anchor, the rod/anchor interface, instrumentation and transverse connectors. We have five U.S. patents pending concerning enhancements to our Synergy Spinal System and for several new products.

  Orthobiologic Products. We own eleven U.S. patents related to our orthobiologic products. Of these, two relate to our Pro Osteon 500R resorbable bone graft substitute, and three are for our AGF related products. We have four U.S. patents pending relating to several new products.

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

  Our trademarks include "Interpore(R)," "Cross Medical(R)," "Cross(R)," "Pro Osteon/(TM)/," "Pro Osteon 500/(TM)/," "Interpore 200(R)," "AGF/(TM)/," "Autologous Growth Factors/(TM)/," "UltraCon(TM)", "Synergy/(TM)/," "BonePlast/(TM)/," "TPS/(TM)/," "Geo/(TM)/ Structure," "C-Tek(TM)," "Integral(TM)" and "VLS(TM)."

Customers, Sales and Marketing

  The decision to use our products is made by the orthopedic surgeon or the neurosurgeon. We direct our domestic marketing efforts to the approximately 14,000 practicing orthopedic surgeons in the United States in private practice, hospitals and orthopedic treatment centers. Of the approximately 14,000 practicing orthopedic surgeons, we estimate there are over 2,000 fellowship-trained spine surgeons. In addition to the orthopedic surgeons, we estimate that there are over 1,000 neurosurgeons performing spine fusion procedures that utilize implants.

  Our domestic sales organization consists of mostly independent agents with a few direct sales representatives. As of March 12, 2001, we had contracts with 38 independent agents which employed approximately 149 sales representatives and we employed two direct sales representatives. The domestic sales organization is managed by a Vice President of North American Sales and five division managers. We invoice hospitals directly, generally at list prices, and pay commissions to the agents and direct sales representatives. We provide consignment inventories to our independent agents, direct sales representatives and some hospitals. We select agent organizations and direct sales representatives for their expertise in spinal implant, orthopedic or medical device sales, their reputation within the surgeon community and their sales coverage within a geographic area. Each agent organization and direct sales representative is given an exclusive sales territory for some or all of our products and is subject to periodic performance reviews. In addition, each new independent sales agent and direct sales representative goes through training programs before initiating sales efforts for our products. We also require each independent agent and direct sales representative to attend periodic sales and product training.

  Outside of the United States, we distribute products only through independent distributors. We have a Vice President of International Sales, a Latin America sales manager and a European business liaison and have established distribution arrangements with 42 distributors in 38 countries. Our international sales represented approximately 23% of sales in 1998, 22% of sales in 1999 and 20% of sales in 2000. Sales to our international customers are denominated in U.S. dollars.

  In the United States, there are no significant customer concentrations, as we invoice hospitals directly for product used or shipped. However, in the international markets, we have a significant distributor in Spain that accounted for approximately 24% of our 2000 international sales and 5% of our 2000 worldwide sales.

  In order to improve shipping efficiencies and service to our international customers, in January 1998 we entered into an agreement with a contract warehouse in the Netherlands to ship bone graft products to customers in certain countries outside of North America.

  We participate in over two dozen professional meetings including the American Academy of Orthopaedic Surgeons Meeting, the North American Spine Society Meeting and the Congress of Neurological Surgeons. We also participate in scientific presentations and professional seminars at hospitals and provide funding for surgeon symposia from time to time.

Third-Party Reimbursement

  We expect that sales volumes and prices of our products will continue to be dependent in large part on the availability of reimbursement from third-party payors. In the United States, our products are purchased by hospitals, who are reimbursed for the devices provided to their patients by third-party payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care programs. These third-party payors may deny reimbursement if they determine that a device used in a procedure was not used in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved indication. Also, third-party payors are increasingly challenging the prices charged for medical products and services. In international markets, reimbursement and healthcare payment systems vary significantly by country and many countries have instituted price ceilings on specific product lines. There can be no assurance that our products will be considered cost-effective by third-party payors, that reimbursement will be available or, if available, that the third-party payors' reimbursement policies will not adversely affect our ability to sell our products profitably.

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

Manufacturing

  Spinal Implants. We contract with outside vendors for the manufacture of our spinal implant products, which are fabricated from medical grade stainless steel or titanium according to our specifications. Following the receipt of products at our facility, we conduct inspection, packaging and labeling operations. All of our current spinal implant products are distributed in a non-sterile condition, which is the industry standard for implant systems such as our Synergy and C-Tek. Certain future spinal implant products, such as the Geo Structure, may be provided in sterile packaging.

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

  Some of the products and materials supplied by our vendors are currently sole-sourced, but we believe that we could locate alternative vendors for supply of these components. However, the UltraConcentrator, one of our products used to collect AGF, is manufactured under an exclusive supply agreement with a vendor that itself has a sole source of supply of the contained filter material. Although the filter material is not readily available through alternative sources, we believe there are suppliers that could supply alternate materials with equivalent function. In the event that a re-engineering of the product were necessary due to an interruption in supply from our current vendor, delays in product availability could occur and significant costs could be incurred, either of which could have a material adverse effect on our operations.

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

  Orthopedic Bone Graft Substitute Market. Our synthetic bone products compete principally with natural bone obtained from autograft procedures, considered the physician's "gold standard," with allograft bone obtained from cadavers and with other synthetic bone products. Autograft and allograft bone have been used as graft material for a much longer period than synthetic bone graft materials, and in order to maintain and increase future sales of our synthetic bone graft products, we will have to continue to demonstrate to the medical community the surgical and patient advantages, safety, efficacy, cost effectiveness and clinical results of our synthetic bone graft products. Competitive bone substitute products include: Grafton(R) demineralized bone products from Osteotech, DynaGraft demineralized bone products from GenSci Regeneration Technologies, OsteoSet(TM) calcium sulfate from Wright Medical Technology, Vitoss(TM) from Orthovita, as well as other bone substitute products used in non-orthopedic applications. Several other companies are pursuing additional synthetic bone graft materials for orthopedic applications which could ultimately compete with our synthetic bone graft products in the United States.

  Growth Factors. There is significant development activity ongoing that, if successful, would potentially produce products competitive with our AGF technology. Stryker Corporation has distribution rights to a recombinant human bone morphogenetic protein called OP-1. They have completed human clinical studies, but as of March 15, 2001 had not yet been able to obtain approval of their Premarket Approval application filed with the FDA. Genetics Institute, Inc. has a recombinant human bone morphogenetic protein (rhBMP-2) in human clinical studies, and we believe they plan to file a Premarket Approval application in 2001. Sulzer Orthopedics Biologics, a subsidiary of SulzerMedica of Switzerland, has an extract of bovine (cow)-derived bone growth protein that is in preclinical animal studies and may be in clinical evaluation.

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

  Our Synergy Spinal System received 510(k) marketing clearance from the FDA.
We received 510(k) clearance from the FDA to market the anterior portion of the Synergy Spinal System in October 1994 and for the posterior portion of the system in July 1995. In September 1996, we developed a titanium version of the Synergy Spinal System for international distribution. We received FDA marketing clearance for the anterior portion of the titanium version in October 1995 and the posterior portion in January 1997.

  In March 2000, the Food and Drug Administration approved a Humanitarian Device Exemption (HDE) for the cervical version of our corpectomy cage, the TPS Telescopic Plate Spacer. An HDE is designed to encourage the discovery and use of devices intended to benefit patients in the treatment or diagnosis of diseases or conditions that affect or are manifested in fewer than 4,000 individuals in the United States per year. In the case of the TPS, the approved indication is for the replacement of normal body structures following a vertebrectomy or corpectomy of the spine for metastatic disease in the cervical or cervical-thoracic spine.

  In October 2000, we received FDA 510(k) clearance to market our C-Tek Anterior Cervical Plate System.

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

  In July 1997, the FDA cleared the use of a competitive synthetic bone graft substitute product with a 510(k). Prior to clearance of this device, companies were required to obtain marketing approval from the FDA for bone graft substitutes via the Premarket Approval process. It is possible that some clearances of other bone graft substitute products may now be obtained through the less burdensome 510(k) premarket notification process. This may increase competition. In September 1998, we received 510(k) clearance from the FDA for our Pro Osteon 500R resorbable bone graft substitute product. The approved indications include use in bony voids or gaps of the skeletal system, such as the extremities, spine and pelvis. In December 2000, we received 510(k) clearance from the FDA for our Pro Osteon 200R resorbable bone graft substitute product.

  In September, 1999, we received FDA 510(k) clearance for our BonePlast bone void filler for use in the extremities, spine and pelvis.

  In December 1998, we received FDA 510(k) clearances for the two key products in the AGF system, the UltraConcentrator Permeability Hemodialyzer and the Automated Processor.

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

  We are registered as a medical device manufacturer with the FDA, with state agencies such as the Food and Drug Branch of the California Department of Health Services and with the European Community. These agencies inspect our facilities from time to time to determine whether we are in compliance with various regulations relating to medical device manufacturing, including the FDA's Quality System Regulations and ISO 9001/EN46001, which govern design, manufacturing, testing, quality control, sterilization and labeling of medical devices. We believe we are in compliance with the regulations established by these agencies applicable to our business. The European Community Notified Body, the FDA and the California Department of Health Services have inspected our manufacturing facilities and quality assurance procedures in the past and we expect them to continue to do so in the future.

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

Employees

  As of March 1, 2001, we had 117 full-time employees, of whom 35 were engaged in marketing and sales, 31 in manufacturing, 15 in regulatory affairs and quality assurance, 12 in general administration and finance and 24 in research and development. None of these employees is represented by a union, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

Certain Business Considerations

  Investors are cautioned that certain statements contained in or incorporated by reference into this Annual Report on Form 10-K, or which are otherwise made by us or on our behalf are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements that are predictive in nature, which depend upon or refer to future events or conditions, which include words such as "believes," "plans," "anticipates," "estimates," "expects" or similar expressions. In addition, any statements concerning future financial performance, ongoing business strategies or prospects, and possible future actions, which may be provided by our management, are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our company, economic and market factors and the industry in which we do business, among other things. These statements are not guaranties of future performance and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

  Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. Factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements, include, but are not limited to those discussed below and elsewhere in this Annual Report on Form 10-K.

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

  We expect to continue to rely on independent agents for the domestic distribution of both orthobiologic and spinal implant products. Independent commissioned sales agents may represent other medical devices for a variety of manufacturers and may not dedicate enough time or attention to selling our products. Furthermore, we expend significant resources to train and educate new independent agents about our products and our marketing programs. Our ability to recruit independent sales agents has been aided by some of our competitors' replacement of independent agents with direct sales representatives. However, our competitors may not continue to utilize direct sales representatives and we can therefore give no assurance that we will continue to be able to attract new or retain our current independent sales agents. There can be no assurance that we will be able to develop an effective distribution network or that our sales force will be able to continue to increase sales or maintain current sales levels of our products.

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

  We do not machine the components for our spinal implants or instruments; rather, we are dependent upon several suppliers for the machining of such components. Also, the UltraConcentrator, one of our products used to collect AGF, is manufactured under an exclusive supply agreement with a vendor that itself has a sole source of supply for filter material, a key component of the UltraConcentrator. In the event that we are unable to obtain components for any of our products, or obtain such components on commercially reasonable terms, we may not be able to manufacture or distribute our products on a timely and competitive basis, or at all. Any delays in product availability or costs incurred in locating alternative suppliers could have a material adverse effect on our operations.

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

  In 2000, approximately 20% of our sales were generated outside the United States. We expect that such sales will continue to account for a significant portion of our revenue in the future. Our international sales subject us to other inherent risks, including the following:

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

Item 2.  Properties

  We are headquartered in Irvine, California where we lease a 35,528 square foot facility. The annual average lease expense over the ten year term of the lease, which expires January 31, 2003, is $387,000. The lease provides a right to extend the term for an additional five years at the fair market lease rate of the facility on the extension date, but not less than the rate we paid during the month immediately preceding the commencement of the extension period. We also lease a 2,700 square foot warehouse facility in Santa Ana, California, a 4,274 square foot facility in Irvine, California to provide additional warehousing, laboratory and office space, an 1,800 square foot prototype machine shop in Irvine, California and a sales office with approximately 200 square feet in Miami, Florida. We believe our current facilities will be adequate to serve our operational needs through 2001.

  We also lease a 27,680 square foot facility in Dublin, Ohio that is vacant. The facility formerly contained the Cross Medical Products offices and operation until Cross' merger with us and consolidation of their operations into our headuarters facility. The lease term began on April 1, 1996 and terminates on June 1, 2001.


Item 3.  Legal Proceedings

  On September 5, 2000, our wholly-owned subsidiary, Cross, filed suit in the U.S. District Court, Central District of California, against Depuy AcroMed, Inc., a Johnson & Johnson company and Biedermann Motech GmbH, which alleges that Depuy Acromed has infringed and continues to infringe Cross' U.S. Patent Nos. 5,466,237 and 5,474,555. These patents relate to the VLS or Variable Locking Screw technology embodied in certain components of our Synergy Spinal System. The Complaint seeks damages for willful past and continuing infringement of the patents. The Complaint also seeks a declaratory judgment against Depuy Acromed and Biedermann Motech that Cross is not infringing Biedermann Motech's patent no. 5,207,678. Depuy AcroMed has responded to the Complaint denying all claims, alleging that Cross' patents are invalid and unenforceable, and alleging that it does not infringe.

  Aside from the patent litigation, the nature of our business subjects us to products liability and various other legal proceedings from time to time. We are currently involved in legal proceedings incidental to the normal conduct of our business. We do not believe that any liabilities relating to the legal proceedings to which we are a party are likely to be, individually or in the aggregate, material to our consolidated financial condition or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

  None.

                                    PART II


Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

  Our common stock commenced trading on the Nasdaq National Market under the symbol "BONZ" on December 20, 1993. The following table sets forth, for the periods indicated, the intra-day high and low sales prices per share of common stock on The Nasdaq Stock Market:

                                                                                           High                   Low
                                                                                    ----------------      ----------------
Year Ended December 31, 1999
First Quarter....................................................................          $ 5.97                 $4.06
Second Quarter...................................................................          $ 5.38                 $3.88
Third Quarter....................................................................          $ 8.25                 $4.13
Fourth Quarter...................................................................          $ 8.00                 $4.94

Year Ended December 31, 2000
First Quarter....................................................................          $14.25                 $7.63
Second Quarter...................................................................          $10.50                 $7.50
Third Quarter....................................................................          $12.38                 $6.88
Fourth Quarter...................................................................          $ 8.25                 $3.09

  On March 15, 2001, the closing sale price for our common stock as reported on The Nasdaq Stock Market was $3.75. The number of record holders of our common stock as of March 15, 2001 was 557.

  We currently do not pay any dividends on our common stock and our Board of Directors has no present intention to pay cash dividends. The Board of Directors intends to use any earnings for the development and expansion of the business.

Item 6.  Selected Financial Data

  The table below, presents the selected consolidated financial data of Interpore International, Inc. This information has been prepared using the consolidated financial statements of Interpore International, Inc. as of and for the years ended December 31, 1996, 1997, 1998, 1999 and 2000. Interpore International, Inc. and Cross Medical Products, Inc. merged in May 1998. The merger was accounted for as a pooling-of-interests. Accordingly, data as of and for the years ended December 31, 1996 and 1997 have been restated to include the financial information of both companies.

                                                                             Year ended December 31,
                                             -------------------------------------------------------------------------------
                                                 1996              1997                1998              1999        2000
                                             -----------       -----------         -----------        ----------  ---------
                                                                    (in thousands, except per share data)
Statement of Operations Data:
Net sales  ..................................    $28,489 /(1)/     $28,429 /(1)/     $30,209           $38,856     $44,319
Cost of goods sold  .........................      9,497             9,110             8,552            11,645      13,460
                                             -----------       -----------       -----------         ----------   --------
  Gross profit  .............................     18,992            19,319            21,657            27,211      30,859
Total operating expenses  ...................     19,396            20,095 /(1)/      24,528 /(2)/      22,521      25,256
                                             -----------       -----------       -----------         ----------   --------
  Income (loss) from operations  ............       (404)             (776)           (2,871)            4,690       5,603
Total interest and other income, net  .......        324               566               506               515         991
                                             -----------       -----------       -----------         ----------   --------
Income (loss) before taxes  .................        (80)             (210)           (2,365)            5,205       6,594
Income tax provision (benefit)/(3)/  ........       (788)           (2,119)               59               407       2,461
                                             -----------       -----------       -----------         ----------   --------
  Income (loss) from continuing operations  .    $   708           $ 1,909           $(2,424)          $ 4,798     $ 4,133
                                             ===========       ===========       ===========         ==========   ========
Income (loss) from continuing operations
 per share:
  Basic  ....................................    $   .05           $   .14           $  (.17)          $   .36     $   .29
  Diluted  ..................................    $   .05           $   .14           $  (.17)          $   .35     $   .27
Shares used in computing income (loss) from
 continuing operations per share:
  Basic  ....................................     13,080            13,460            13,904            13,506      14,043
  Diluted  ..................................     14,530            14,111            13,904            13,876      15,140
                                                                            As of December 31,
                                             -------------------------------------------------------------------------------
                                                 1996              1997                1998              1999        2000
                                             -----------       -----------         -----------        ----------  ---------
Balance Sheet Data:
Total cash, cash equivalents and short-term
 investments  ................................   $10,480           $16,590            $ 7,908           $ 9,774      $14,610
Total assets  ................................    39,869            41,483             34,147            40,793       45,233
Short-term obligations  ......................     1,664                95                 15                15           10
Long-term obligations  .......................     5,482             5,124              3,181             3,165            -
Total stockholders' equity  ..................    24,179            31,634             26,951            33,237       41,858

/(1)/ Our dental implant business was sold in May 1997. The transaction, including associated costs, resulted in a net charge to operating expenses of $617,000 in 1997. Net sales from the dental business were approximately $7.1 million and $1.7 million in 1996 and 1997, respectively.

/(2)/ Amount includes $5.0 million of non-recurring charges related to the May
      1998 merger with Cross, the subsequent restructuring associated with the closing of the Dublin, Ohio facility and the relocation of employees and assets from Dublin to Irvine, California.

/(3)/ In 1996, 1997, 1998 and 1999, we recognized deferred tax assets of $683,000, $2.0 million, $211,000 and $1.6 million, respectively, which had previously been fully reserved in accordance with Statement of Financial Accounting Standards No. 109.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Financial Overview

  Our revenues are generated from the sale of products in two principal product categories--spinal implant products and orthobiologic products. Our spinal implant products consist of titanium or stainless steel hooks, rods, plates, spacers and screws and related instruments required for the surgeon to assemble a construct which restores the natural anatomy of the spine, keeping it immobilized while a bone graft eventually fuses the vertebrae. Our orthobiologic products consist of synthetic bone graft substitute materials and products used to derive AGF. AGF is used to provide faster, more complete bone growth and enhance the performance of our bone graft products.

  In May 1998, we merged with Cross Medical Products, Inc., combining our orthobiologics expertise and product offering with Cross' spinal implant expertise and products. The merger was accounted for as a pooling-of-interests, and all financial information related to periods prior to the merger was restated to reflect the financial information of both companies as if we had always been a combined entity.

  All of our operations are located in the United States, however, we sell our products to customers both within and outside the United States. In 2000, our domestic sales were 80% of total sales and our international sales were 20% of total sales. Within the United States, we distribute our products primarily through independent agents. These independent agents provide a delivery and consultative service to our surgeon and hospital customers and receive commissions based on sales in their territories. The commissions are reflected in our income statement within selling and marketing expense.

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

  Because our revenues from U.S. hospitals are primarily at list price, and our revenues from international distributors are at a discount to U.S. list prices, our overall gross margin is subject to fluctuation based on our domestic versus international sales mix, with domestic gross margins being somewhat higher than international gross margins. Additionally, the mix between spinal implant sales and orthobiologic sales also affects our gross margins, with higher margins in orthobiologics.

Results of Operations

  The following table presents our results of operations as percentages:


                                                                 Percentage of Net Sales                Percentage Change
                                                                 Year ended December 31,             ------------------------
                                                      ------------------------------------------       1999 vs.      2000 vs.
                                                         1998           1999            2000            1998           1999
                                                      ----------       --------       ---------       ---------      ---------
Net sales  ........................................        100.0%         100.0%          100.0%           28.6%          14.1%
Cost of goods sold  ...............................         28.3           30.0            30.4            36.2           15.6
                                                      ----------       --------       ---------       ---------      ---------
  Gross profit  ...................................         71.7           70.0            69.6            25.7           13.4
                                                      ----------       --------       ---------       ---------      ---------
Operating expenses:
  Research and development  .......................         12.1           10.7            12.0            14.9           26.5
  Selling and marketing  ..........................         39.1           36.0            35.7            18.2           13.3
  General and administrative  .....................         13.4           11.2             8.7             7.8          (11.5)
  Merger-related expenses  ........................         10.0              -               -               -              -
  Restructuring charges  ..........................          5.0              -               -               -              -
  Non-recurring charges  ..........................          1.6              -              .6               -              -
                                                      ----------       --------       ---------       ---------      ---------
     Total operating expenses  ....................         81.2           57.9            57.0            (8.2%)         12.1
                                                      ----------       --------       ---------       ---------      ---------
       Income (loss) from operations...............         (9.5%)         12.1%           12.6%              -           19.5%
                                                      ==========       ========       =========       =========      =========

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999


  For the year ended December 31, 2000, sales of $44.3 million were $5.5 million or 14.1% higher than sales of $38.9 million for the previous year. The following table presents sales by category (in thousands):

                                                               Year ended December 31,                      Change
                                                         --------------------------------       --------------------------------
                                                           1999                   2000             Amount              Percent
                                                        ----------            -----------        ------------      -------------
Spinal implant product sales  .........................      $20,807              $23,702           $2,895                 13.9%
Orthobiologic product sales  ..........................       18,049               20,617            2,568                 14.2
                                                             -------              -------           ------              -------
  Total sales  ........................................      $38,856              $44,319           $5,463                 14.1%
                                                             =======              =======           ======              =======

  Sales of spinal implant products increased in the year ended December 31, 2000 by $2.9 million, or 13.9%, to $23.7 million, compared to $20.8 million for the year ended December 31, 1999. We estimate that the growth rate closely matched the overall growth rate of the market for spinal implants.

  Sales of orthobiologic products increased by $2.5 million, or 14.2%, to $20.6 million for the year ended December 31, 2000, compared to $18.1 million for the year ended December 31, 1999. AGF related products, which were launched on a nationwide basis during the second quarter of 1999, increased by $3.5 million or 128% to $6.3 million for the year ended December 31, 2000 compared to $2.8 million in 1999. Sales of synthetic bone products decreased $1.0 million or 6.6% to $14.2 million versus $15.2 million in 2000. We believe the decline in sales of synthetic bone products has resulted from our deliberate transition of sales and distribution focus to spinal procedures since our merger with Cross in 1998. While this shift has benefited our spinal implant product sales, we believe it has also resulted in a reduction in sales of synthetic bone products for non-spine procedures such as trauma and revision total joints. We intend to explore supplemental distribution alternatives in 2001 with the goal of recapturing lost sales in non-spine procedures, but there can be no assurance that our efforts will be successful.

  Total domestic sales of spinal products and orthobiologic products increased 17.9%, or $5.4 million, to $35.5 million for the year ended December 31, 2000, compared to $30.1 million for the same period of 1999. International sales were essentially unchanged at $8.8 million for the years ended December 31, 1999 and 2000.

  For the year ended December 31, 2000, gross margin as a percentage of sales was 69.6%, compared to 70.0% for the year ended December 31, 1999.

  Total operating expenses for the year ended December 31, 2000 increased by $2.7 million, or 12.1%, to $25.3 million, compared to $22.5 million during the same period of 1999. Research and development expenses in 2000 increased by 26.5%, or $1.1 million, due primarily to salaries for additional engineers hired for development projects along with associated supply expenses and consulting fees. Selling and marketing expenses in 2000 increased $1.9 million, or 13.3%, compared to 1999, primarily due to increased commissions on higher domestic sales in 2000. General and administrative expenses decreased by $499,000, or 11.5%, in 2000, primarily as the result of decreased corporate bonus expense and lower product liability insurance premiums as a result of more favorable rates. During the second quarter of 2000, a non-recurring charge of $268,000 was recorded in connection with the withdrawal of a proposed secondary public stock offering.

  Total interest and other income increased $476,000, or 92.4%, to $991,000 for the year ended December 31, 2000, compared to $515,000 during the same period of 1999, as higher average cash, cash equivalents and short-term investment balances in 2000 increased interest income and the elimination of long-term debt in 2000 reduced interest expense.

  The effective tax rates for 1999 and 2000 were 7.8% and 37.3%, respectively. During 1999, the income tax provision was partially offset by the elimination of the valuation allowance against our deferred tax assets, resulting in the comparatively lower effective rate.


Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

  For the year ended December 31, 1999, sales of $38.9 million were $8.6 million, or 28.6%, higher than sales of $30.2 million for the previous year. The following table presents sales by category (in thousands):

                                                             Year ended December 31,                            Change
                                                     ------------------------------------      ------------------------------------
                                                            1998                 1999                Amount               Percent
                                                     ---------------      ---------------      ---------------      ---------------
Spinal implant product sales  ..................             $15,367              $20,807               $5,440                 35.4%
Orthobiologic product sales  ...................              14,842               18,049                3,207                 21.6
                                                     ---------------      ---------------      ---------------      ---------------
  Total sales  .................................             $30,209              $38,856               $8,647                 28.6%
                                                     ===============      ===============      ===============      ===============

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

  Total domestic sales of spinal products and orthobiologic products increased 30.2%, or $7.0 million, to $30.1 million for the year ended December 31, 1999, compared to $23.1 million for the same period of 1998. International sales increased $1.6 million, or 23.4%, to $8.7 million for the year ended December 31, 1999, compared to $7.1 million for the same period of 1998.

  For the year ended December 31, 1999, gross margin as a percentage of sales was 70.0%, compared to 71.7% for the year ended December 31, 1998. Spine products sales, which have a lower gross margin than orthobiologic products sales, comprised a greater percentage of total sales in 1999 than in 1998.

  Total operating expenses for the year ended December 31, 1999 decreased by $2.0 million, or 8.2%, to $22.5 million, compared to total operating expenses of $24.5 million during the same period of 1998. Excluding merger related expenses, restructuring charges and non-recurring charges recorded in 1998, operating expenses increased $3.0 million, or 15.4%, but decreased as a percentage of sales from 64.6% in 1998 to 57.9% in 1999. Research and development expenses in 1999 increased by 14.9%, or $542,000, due primarily to salaries for additional engineers hired for spinal implant development projects. Selling and marketing expenses in 1999 increased $2.2 million, or 18.2%, compared to 1998, primarily due to increased commissions on higher domestic sales in 1999 and the hiring of additional sales and marketing staff. General and administrative expenses increased by $316,000, or 7.8%, in 1999, primarily as the result of increased corporate bonus expense and higher product liability insurance premiums resulting from increased sales offset partially by a decrease in property taxes resulting from the closure of the Ohio facility.

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

Liquidity and Capital Resources

  In 2000, our operations generated positive cash flow of approximately $4.4 million. Another significant source of cash in 2000 was $1.5 million in proceeds from the exercise of stock options. We invest our excess cash in U.S. Treasury securities and high-grade marketable securities. At December 31, 2000, cash, cash equivalents and short-term investments totaled $14.6 million, up $4.8 million from $9.8 million at December 31, 1999. We also have a $5.0 million revolving line of credit available to us that had no amount outstanding at December 31, 2000 and which expires in June 2001. We currently intend to seek an extension of that facility.

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

  At December 31, 2000, we had no material commitments for capital expenditures.

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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

  There is hereby incorporated herein by reference the information appearing under the caption Election of Directors in the Proxy Statement for the Interpore International 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2001.

Item 11.  Executive Compensation

  There is hereby incorporated herein by reference the information appearing under the caption Executive Compensation in the Proxy Statement for the Interpore International 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  There is hereby incorporated herein by reference the information appearing under the caption Security Ownership of Certain Beneficial Owners and Management in the Proxy Statement for the Interpore International 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2001.

Item 13.  Certain Relationships and Related Transactions

   There is hereby incorporated by reference the information appearing under the caption Certain Relationships and Related Transactions in the Proxy Statement for the Interpore International 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2001.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) (1) The following financial statements are referenced in Part II Item 8 and submitted herewith:

                                                                                                            Page
                                                                                                           Number
                                                                                                       -----------
  Report of Independent Auditors  ......................................................................    F-2

  Consolidated Balance Sheets at December 31, 1999 and 2000  ...........................................    F-3

  Consolidated Statements of Operations for the Years Ended December 31, 1998, 1999
    and 2000  ..........................................................................................    F-4

  Consolidated Statements of Stockholders' Equity for the Years Ended December 31,
    1998, 1999 and 2000  ...............................................................................    F-5

  Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1999
    and 2000  ..........................................................................................    F-6

  Notes to Consolidated Financial Statements  ..........................................................    F-7

     (2) The following financial statement schedule for the years ended December 31, 1998, 1999 and 2000 is submitted herewith:

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

                                  INTERPORE INTERNATIONAL, INC.


                                  By: /s/  David C. Mercer
                                     -----------------------------
                                  David C. Mercer
                                  Chairman and Chief Executive Officer

Date: March 27, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                     Title                            Date
                                                     -----                            ----
/s/   David C. Mercer                Chairman of the Board, Chief                March 27, 2001
----------------------------------   Executive Officer and Director       -------------------------
David C. Mercer                      (Principal Executive Officer)


/s/   Joseph A. Mussey               President, Chief Operating Officer          March 27, 2001
----------------------------------   and Director                         -------------------------
Joseph A. Mussey



/s/   Richard L. Harrison            Sr. Vice President--Finance, Chief          March 27, 2001
----------------------------------   Financial Officer and Secretary      -------------------------
Richard L. Harrison                  (Principal Financial and Accounting
                                     Officer)



/s/   David W. Chonette              Director                                    March 27, 2001
----------------------------------                                        -------------------------
David W. Chonette


/s/   William A. Eisenecher          Director                                    March 27, 2001
----------------------------------                                        -------------------------
William A. Eisenecher


/s/   Daniel A. Funk, M.D.           Director                                    March 27, 2001
----------------------------------                                        -------------------------
Daniel A. Funk, M.D.


/s/   Robert J. Williams             Director                                    March 27, 2001
----------------------------------                                        -------------------------
Robert J. Williams

                         INTERPORE INTERNATIONAL, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                         Page
                                                                                                   --------------
Report of Independent Auditors.....................................................................       F-2

Consolidated Balance Sheets at December 31, 1999 and 2000..........................................       F-3

Consolidated Statements of Operations for the Years Ended December 31, 1998, 1999 and 2000.........       F-4

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1999
 and 2000..........................................................................................       F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1999 and 2000.........       F-6

Notes to Consolidated Financial Statements.........................................................       F-7

Schedule II--Valuation and Qualifying Accounts.....................................................      F-20

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
Interpore International, Inc.

  We have audited the accompanying consolidated balance sheets of Interpore International, Inc. as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interpore International, Inc. at December 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                /s/   Ernst & Young LLP

Orange County, California
February 2, 2001

                         INTERPORE INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (in thousands, except share data)

                                                                                               December 31,
                                                                                ---------------------------------------
                                                                                      1999                   2000
                                                                                ----------------       ----------------
Assets
Current assets:
  Cash and cash equivalents  ...................................................         $ 6,315                $14,610
  Short-term investments  ......................................................           3,459                      -
  Accounts receivable, less allowance for doubtful accounts
  of $516 and $461 in 1999 and 2000, respectively  .............................           8,887                  9,536
  Inventories  .................................................................          13,070                 12,485
  Prepaid expenses  ............................................................             995                  1,091
  Deferred income taxes  .......................................................           1,750                  2,088
  Other current assets  ........................................................             129                    102
                                                                                ----------------       ----------------
Total current assets  ..........................................................          34,605                 39,912
Property, plant and equipment, net  ............................................           1,349                  1,509
Deferred income taxes  .........................................................           2,333                  1,598
Intangible assets, net  ........................................................           2,274                  2,143
Other assets  ..................................................................             232                     71
                                                                                ----------------       ----------------
Total assets  ..................................................................         $40,793                $45,233
                                                                                ================       ================
Liabilities and stockholders' equity
Current liabilities:
  Current portion of capital lease obligations  ................................         $    15                $    10
  Accounts payable  ............................................................           1,046                    886
  Accrued compensation and related expenses  ...................................           1,615                  1,347
  Accrued royalties  ...........................................................             339                    372
  Accrued disposition costs  ...................................................             118                     23
  Accrued merger-related expenses and restructuring charges  ...................             324                     61
  Income taxes payable  ........................................................             326                    188
  Other accrued liabilities  ...................................................             608                    488
                                                                                ----------------       ----------------
Total current liabilities  .....................................................           4,391                  3,375
                                                                                ----------------       ----------------
Long-term obligations:
  Long-term debt  ..............................................................           3,152                      -
  Obligations under capital leases, net  .......................................              13                      -
                                                                                ----------------       ----------------
Total long-term obligations  ...................................................           3,165                      -
                                                                                ----------------       ----------------
Commitments and contingencies
Stockholders' equity:
   Series E convertible preferred stock, voting, par value $.01 per share:
       Authorized - 594,000; issued and outstanding shares - 25,573 at December
       31, 1999 and none at December 31, 2000; aggregate liquidation value of                  -                      -
       $192 at December 31, 1999................................................
   Preferred stock, par value $.01 per share: Authorized shares - 4,406,000;
    outstanding shares - none  .................................................               -                      -
   Common stock, par value $.01 per share: Authorized shares - 50,000,000;
    issued and outstanding shares - 14,272,279 at December 31, 1999 and
    15,026,302 at December 31, 2000  ...........................................             143                    150
  Additional paid-in-capital  ..................................................          45,451                 49,928
  Accumulated deficit  .........................................................          (9,244)                (5,111)
  Accumulated other comprehensive loss  ........................................              (4)                     -
                                                                                ----------------       ----------------
                                                                                          36,346                 44,967
   Less treasury stock, at cost - 605,000 shares at December 31, 1999 and
    December 31, 2000...........................................................          (3,109)                (3,109)
                                                                                ----------------       ----------------
Total stockholders' equity  ....................................................          33,237                 41,858
                                                                                ----------------       ----------------
Total liabilities and stockholders' equity  ....................................         $40,793                $45,233
                                                                                ================       ================

  See accompanying notes.

                         INTERPORE INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (in thousands, except per share data)


                                                                                    Year ended December 31,
                                                               --------------------------------------------------------------
                                                                     1998                   1999                   2000
                                                               ----------------       ----------------       ----------------
Net sales  .................................................            $30,209                $38,856                $44,319
Cost of goods sold  ........................................              8,552                 11,645                 13,460
                                                               ----------------       ----------------       ----------------
Gross profit  ..............................................             21,657                 27,211                 30,859
                                                               ----------------       ----------------       ----------------
Operating expenses:
  Research and development  ................................              3,650                  4,192                  5,302
  Selling and marketing  ...................................             11,826                 13,978                 15,834
  General and administrative  ..............................              4,035                  4,351                  3,852
  Merger-related expenses  .................................              3,031                      -                      -
  Restructuring charges  ...................................              1,512                      -                      -
  Non-recurring charges  ...................................                474                      -                    268
                                                               ----------------       ----------------       ----------------
Total operating expenses  ..................................             24,528                 22,521                 25,256
                                                               ----------------       ----------------       ----------------
Income (loss) from operations  .............................             (2,871)                 4,690                  5,603
                                                               ----------------       ----------------       ----------------
Interest income  ...........................................                744                    457                    702
Interest expense  ..........................................               (600)                  (342)                  (155)
Other income  ..............................................                362                    400                    444
                                                               ----------------       ----------------       ----------------
Total interest and other income, net  ......................                506                    515                    991
                                                               ----------------       ----------------       ----------------
Income (loss) before taxes  ................................             (2,365)                 5,205                  6,594
Income tax provision  ......................................                 59                    407                  2,461
                                                               ----------------       ----------------       ----------------
Net income (loss)  .........................................            $(2,424)               $ 4,798                $ 4,133
                                                               ================       ================       ================
Net income (loss) per share:
  Basic  ...................................................              $(.17)                  $.36                   $.29
  Diluted  .................................................              $(.17)                  $.35                   $.27
Shares used in computing earnings per share:
  Basic......................................................            13,904                 13,506                 14,043
  Diluted....................................................            13,904                 13,876                 15,140

See accompanying notes.

                         INTERPORE INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                             Series E
                                           Convertible                             Accumulated
                                         Preferred Stock  Common Stock  Additional    Other                              Total
                                        ----------------- --------------  Paid-In  Comprehensive  Accumulated Treasury Stockholders'
                                        Shares    Amount  Shares  Amount  Capital       Loss         Deficit    Stock    Equity
                                        ------    ------  ------  ------  -------       ----         -------    ----     -----
Balance at December 31, 1997  ..........    33      $  -  13,766    $138  $43,114      $  -          $(11,618)    $  -     $31,634
  Net loss and comprehensive loss  .....     -         -       -       -        -         -            (2,424)       -      (2,424)
  Exercise of stock options  ...........     -         -     252       3      647         -                 -        -         650
  Issuances under employee stock
   purchase plan........................     -         -      27       -      127         -                 -        -         127
  Debentures converted into common stock     -         -      15       -       73         -                 -        -          73
  Repurchase of common stock  ..........     -         -       -       -        -         -                 -   (3,109)     (3,109)
                                        -------    -----  ------   ------  -------     -----          --------   -------    ------
Balance at December 31, 1998  ..........    33         -  14,060     141   43,961         -           (14,042)  (3,109)     26,951
  Unrealized loss on short-term
   investments (including tax
   benefit of $2)  .....................     -         -       -       -        -        (4)               -         -          (4)
  Net income  ..........................     -         -       -       -        -         -            4,798         -       4,798
                                        -------    -----  ------   ------  -------     -----          --------   -------    ------
  Comprehensive income (loss)   ........     -         -       -       -        -        (4)           4,798         -       4,794
  Exercise of stock options  ...........     -         -      81       1      178         -                -         -         179
  Conversion of preferred stock
   into common stock  ..................    (7)        -       7       -        -         -                -         -           -
  Issuances under employee stock
   purchase plan........................    -          -      24        -      103         -                -         -        103
  Shares issued in purchase of AGF
   technology  .........................    -          -     100        1    1,209         -                -         -      1,210
                                        -------    -----  ------   ------  -------     -----          --------   -------    ------
Balance at December 31, 1999............    26         -  14,272      143   45,451        (4)          (9,244)   (3,109)    33,237
  Unrealized gain on short-term
   investments (including tax
    benefit of $2)  ....................     -         -       -        -        -         4                -         -          4
  Net income  ..........................     -         -       -        -        -         -             4,133        -      4,133
                                        -------    -----  ------   ------  -------     -----          --------   -------    ------
  Comprehensive income   ...............     -         -       -        -        -         4             4,133        -      4,137
  Exercise of stock options  ...........     -         -     242        2    1,543         -                -         -      1,545
  Conversion of preferred stock into
   common stock  .......................   (26)        -      26        -        -         -                -         -          -
  Issuances under employee stock
   purchase plan........................     -         -      16        -       75         -                -         -         75
  Debentures converted into common stock     -         -     470        5    2,859         -                -         -      2,864
                                        -------    -----  ------   ------  -------     -----          --------   -------    ------
Balance at December 31, 2000  ..........     -    $  -    15,026     $150  $49,928     $   -          $(5,111)   $(3,109)  $41,858
                                        =======    =====  ======   ======  =======     =====          ========   =======    ======

See accompanying notes

                         INTERPORE INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                                            Year ended December 31,
                                                                        -----------------------------------------------------------
                                                                            1998                  1999                  2000
                                                                        ---------------       ---------------       ---------------
Cash Flows from Operating Activities:
  Net income (loss)  ...............................................            $(2,424)              $ 4,798               $ 4,133
  Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
     Depreciation and amortization  ................................                724                   852                   985
     Loss on disposal of property, plant and equipment  ............                229                     -                     -
     Changes in operating assets and liabilities:
       Accounts receivable  ........................................                172                (2,469)                 (649)
       Inventories  ................................................             (1,741)                 (955)                  585
       Prepaid expenses  ...........................................               (767)                   43                   (96)
       Other assets  ...............................................                  6                   405                    55
       Deferred income taxes  ......................................                108                  (151)                  397
       Accounts payable and accrued liabilities  ...................               (630)                  376                (1,011)
                                                                        ---------------       ---------------       ---------------
     Net cash provided by (used in) operating activities  ..........             (4,323)                2,899                 4,399
                                                                        ---------------       ---------------       ---------------
Cash Flows from Investing Activities:
  Purchases of short-term investments  .............................             (3,937)               (3,465)                    -
  Sales of short-term investments  .................................              8,718                     -                 3,463
  Capital expenditures  ............................................               (796)                 (621)                 (896)
  Expenditures for patent rights  ..................................                (30)                 (146)                  (80)
  Purchase of AGF technology  ......................................                  -                  (526)                  (38)
  Proceeds from sale of dental business, net  ......................                749                     -                     -
                                                                        ---------------       ---------------       ---------------
     Net cash provided by (used in) investing activities  ..........              4,704                (4,758)                2,449
                                                                        ---------------       ---------------       ---------------
Cash Flows from Financing Activities:
  Repurchase of common stock  ......................................             (3,109)                    -                     -
  Repayment of long-term debt and capitalized lease obligations  ...             (1,950)                  (16)                 (173)
  Proceeds from exercise of stock options  .........................                650                   179                 1,545
  Proceeds from employee stock purchase plan  ......................                127                   103                    75
                                                                        ---------------       ---------------       ---------------
     Net cash provided by (used in) financing activities  ..........             (4,282)                  266                 1,447
                                                                        ---------------       ---------------       ---------------
Net increase (decrease) in cash and cash equivalents  ..............             (3,901)               (1,593)                8,295
Cash and cash equivalents at beginning of year  ....................             11,809                 7,908                 6,315
                                                                        ---------------       ---------------       ---------------
Cash and cash equivalents at end of year  ..........................            $ 7,908               $ 6,315               $14,610
                                                                        ===============       ===============       ===============

See accompanying notes.

                         INTERPORE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

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

Basis of Presentation

  The accompanying consolidated financial statements include the accounts of Interpore Cross and its subsidiaries after elimination of all significant intercompany transactions. In May 1998, Interpore merged with Cross Medical Products, Inc. ("Cross"), a publicly traded Ohio-based worldwide supplier of spinal implant systems used to treat degenerative conditions and deformities of the spine. This merger has been accounted for as a pooling-of-interests. Certain amounts have been reclassified to conform to the 2000 presentation.

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

  In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, ("SAB 101"). This bulletin summarizes certain views of the SEC staff on applying generally accepted accounting principles to revenue recognition in financial statements and states that revenue is realized or realizable and earned only when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed and determinable; and collectibility is
reasonably assured.   In meeting the criterion that delivery has occurred or
services have been rendered, the SEC staff indicates that customer acceptance must be obtained before revenue recognition is appropriate in situations where customer acceptance is a contract requirement. This applies without consideration of the significance or cost of any post-shipment services that must be performed to obtain such customer acceptance. Interpore Cross' current revenue recognition policies are consistent with criteria summarized in SAB101.

                         INTERPORE INTERNATIONAL, INC.

Per Share Information

  Basic earnings per share (EPS) is calculated by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities, consisting of employee stock options, convertible securities and warrants. The following table presents the computation of net income (loss) per share (in thousands, except per share data):

                                                                                        Year ended December 31,
                                                                    ------------------------------------------------------------
                                                                        1998                     1999                 2000
                                                                    ---------------         ---------------      ---------------
Net income (loss)  ...............................................          $(2,424)                $ 4,798              $ 4,133
                                                                    ===============         ===============      ===============
Shares used in computing net income (loss) per share--basic
  Weighted average common shares outstanding  ....................           13,904                  13,506               14,043
Effect of dilutive securities:
  Weighted average convertible preferred stock  ..................                - /(1)/                31                    6
  Common share equivalents outstanding  ..........................                - /(1)/               339                1,091
                                                                    ---------------         ---------------      ---------------
Shares used in computing net income (loss) per share--diluted  ...           13,904                  13,876               15,140
                                                                    ===============         ===============      ===============
Basic earnings per share  ........................................          $  (.17)                $   .36              $   .29
Diluted earnings per share  ......................................          $  (.17)                $   .35              $   .27
---------------

/(1)/Effect would have been anti-dilutive, accordingly, the amounts are excluded from shares used in computing diluted earnings per share. Weighted average convertible preferred stock would have been 33 shares and common share equivalents outstanding would have been 346 shares.

  Shares issuable from the convertible subordinated debentures were excluded from the calculation of diluted earnings per share in all years because the effect would have been anti-dilutive.

Concentrations of Business and Credit Risk

  Interpore Cross operates in worldwide markets which are subject to rapid technological advancement and significant government regulation. The introduction of technologically advanced products by competitors and increased regulatory or trade barriers could have a material impact on the future operations of Interpore Cross.

  In the normal course of business, Interpore Cross provides credit to its customers. At December 31, 2000, 61% of Interpore Cross' accounts receivable are from domestic customers and 39% are from foreign customers. Interpore Cross performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations. Sales to domestic customers were 77%, 78% and 80% of total sales in 1998, 1999 and 2000, respectively, and sales to foreign customers were 23%, 22% and 20% of total sales in 1998, 1999 and 2000, respectively. All sales to foreign customers for the periods presented were denominated in United States dollars.

  In the U.S., there are no significant customer concentrations, as Interpore Cross invoices hospitals directly for product used or shipped. However, in the international markets, Interpore Cross has one significant distributor that accounted for approximately 24% of its 2000 international sales and 5% of its 2000 worldwide sales.

                         INTERPORE INTERNATIONAL, INC.

  Some of the products and materials supplied by Interpore Cross' vendors are currently sole-sourced, but the Company believes that it could locate alternative vendors for supply of these components. However, the UltraConcentrator, one of the products used to collect AGF(TM), is manufactured under an exclusive supply agreement with a vendor that itself has a sole source of supply of the contained filter material. Although the filter material is not readily available through alternative sources, Interpore Cross believes that there are suppliers that could supply alternate materials with probable equivalent function. In the event that a re-engineering of the product were necessary due to an interruption in supply from our current vendor, delays in product availability could occur and significant costs could be incurred, both of which would have a material adverse effect on Interpore Cross' operations.

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

Advertising

  Interpore Cross expenses as incurred the costs of advertising which totaled $201,000, $219,000 and $198,000 for the years ended December 31, 1998, 1999 and
2000, respectively.

Research and Development

  Expenditures for research and development are expensed as incurred.

Cash, Cash Equivalents and Short-term Investments

  Interpore Cross invests excess cash in United States Treasury securities and high grade marketable securities. Highly liquid investments with a maturity of three months or less at the date of purchase are classified as cash equivalents. Short-term investments consist of highly liquid investments with a maturity of more than three months when purchased. Pursuant to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, Interpore Cross' short-term investments are classified as available-for-sale securities and are reported at fair market value.

Inventories

  Inventories are stated at the lower of first-in, first-out average cost or market. Inventories are comprised of the following (in thousands):

                                                                 December 31,
                                                    ------------------------------------
                                                         1999                 2000
                                                    ---------------      ---------------
  Raw material  ...............................            $ 1,159              $ 1,202
  Work-in-process  ............................                442                  575
  Finished goods  .............................             11,469               10,708
                                                   ---------------      ---------------
                                                           $13,070              $12,485
                                                   ===============      ===============

                         INTERPORE INTERNATIONAL, INC.

Property, Plant and Equipment

  Property, plant and equipment are stated at cost and are comprised of the following (in thousands):

                                                                                                  December 31,
                                                                                    -------------------------------------
                                                                                         1999                  2000
                                                                                    ---------------       ---------------
  Machinery and equipment...........................................................        $ 3,418               $ 4,045
  Furniture and fixtures............................................................            644                   882
  Leasehold improvements............................................................            627                   658
                                                                                    ---------------       ---------------
  Property, plant and equipment, at cost............................................          4,689                 5,585
  Less accumulated depreciation and amortization....................................         (3,340)               (4,076)
                                                                                    ---------------       ---------------
  Property, plant and equipment, net................................................        $ 1,349               $ 1,509
                                                                                    ===============       ===============

  Depreciation is provided using the straight-line method over the following estimated useful lives:

Machinery and equipment..........................................................      3 to 5 years
Furniture and fixtures...........................................................      5 years
Leasehold improvements..........................................................       Lesser of estimated useful
                                                                                       life or term of lease

Intangible Assets

  Intangible assets include patents and license rights. The patents and license rights are amortized on a straight-line basis over their useful lives. Amortization begins at the time the patents are issued. Management periodically evaluates the recoverability of intangible assets based on undiscounted future cash flows. Amortization expense for the years ended December 31, 1998, 1999 and 2000 was $75,000, $113,000 and $249,000, respectively. Accumulated amortization of intangible assets was $197,000 and $446,000 at December 31, 1999 and 2000, respectively.

Consolidated Statements of Cash Flows

  Interpore Cross paid income taxes of $1,053,000, $163,000 and $1,968,000 and interest of $416,000, $294,000 and $152,000 in 1998, 1999 and 2000,
respectively.

Long-Lived Assets

  In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets, Interpore Cross reviews long-lived assets and certain intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Interpore Cross believes no impairment of the carrying value of its long-lived assets existed at December 31, 2000.

Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

                         INTERPORE INTERNATIONAL, INC.

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133). SFAS 133 is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss) depending on whether a derivative is designed as part of a hedge transaction and, if so, the type of hedge transaction involved. Interpore Cross does not expect that adoption of SFAS 133 will have a material impact on its consolidated financial position or results of operations.

2.  Business Combination

  The merger of Interpore and Cross was approved by the stockholders of both companies on May 6, 1998 and became effective on May 7, 1998. Shareholders of Cross received 1.275 shares of Interpore common stock for each share of issued and outstanding Cross common stock. Accordingly, Interpore issued 6.7 million shares of its common stock to Cross shareholders in exchange for all of the outstanding common stock of Cross. In addition, approximately 895,000 shares of Interpore Cross common stock were reserved for issuance upon the exercise of assumed Cross stock options. The merger was accounted for as a pooling-of-interests.

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

  Restructuring costs and related liabilities for the two years in the period ended December 31, 2000 are summarized below (in thousands):

                                                                                          Remaining
                                                                     Severance              lease
                                                                      benefits             payments              Total
                                                                 ---------------      ---------------      ---------------
  Accrued restructuring costs at
    December 31, 1998............................................           $284                 $425                 $709
  1999 payments..................................................            196                  189                  385
                                                                 ---------------      ---------------      ---------------
  Accrued restructuring costs at
    December 31, 1999............................................             88                  236                  324
  2000 payments..................................................             88                  175                  263
                                                                 ---------------      ---------------      ---------------
  Accrued restructuring costs at
    December 31, 2000............................................   $       -                    $ 61                 $ 61
                                                                 ===============      ===============      ===============

  Interpore Cross expects that the accrued restructuring costs of $61,000 at December 31, 2000 is adequate to cover remaining exposures and will be paid over the next 6 months.

                         INTERPORE INTERNATIONAL, INC.

  Selected financial information for the combining entities included in the consolidated statements of operations for the four months ended April 30, 1998 are as follows (in thousands):

                                                                                               For the period ended
                                                                                                     April 30,
                                                                                                       1998
                                                                                            ------------------------
Net sales
 Interpore...............................................................................                  $4,664
 Cross...................................................................................                   4,647
                                                                                               ------------------
Combined.................................................................................                  $9,311
                                                                                               ==================
Net income
 Interpore...............................................................................                  $  770
 Cross...................................................................................                      74
                                                                                               ------------------
Combined.................................................................................                  $  844
                                                                                               ==================

3.  Acquisition of AGF Technology

  In December, 1999, Interpore Cross purchased all the intellectual property of Quantic Biomedical, Inc. which included the patents and technology for making AGF. The purchase price of $1.9 million included a cash payment of $500,000, 100,000 unregistered shares of Interpore Cross common stock with a fair market value of $551,000 and 200,000 stock purchase warrants which vest over a two-year period at exercise prices ranging from $7.13 to $8.63 with a fair market value of $659,000. Additionally, previously paid unamortized license fees of $167,000 were reallocated to the purchase price. The total purchase price has been recorded as an intangible asset and is being amortized over a ten-year period.

4.  Fair Value of Financial Instruments

  The estimated fair value of financial instruments is as follows (in thousands):

                                                                December 31, 1999                         December 31, 2000
                                                     ------------------------------------      ------------------------------------
                                                          Carrying               Fair               Carrying               Fair
                                                           Amount               Value                Amount               Value
                                                     ---------------      ---------------      ---------------      ---------------
Assets:
  Cash and cash equivalents  .........................        $6,315               $6,315              $14,610              $14,610
  Short-term investments  ............................         3,459                3,459                    -                    -
Liabilities:
  Long-term debt  ....................................        $3,152               $3,897              $     -              $     -

  Due to the short-term nature of cash, cash equivalents and short-term investments, the carrying amount approximates the fair value. The fair value of the long-term debt, consisting of Convertible Subordinated Debentures, is based upon the greater of the fair market value of Interpore Cross common stock into which the Debentures are convertible, or the carrying amount.

                         INTERPORE INTERNATIONAL, INC.

5.  Long-Term Obligations

  Long-term obligations consisted of the following (in thousands):

                                                                                                  December 31,
                                                                                    -------------------------------------
                                                                                          1999                  2000
                                                                                    ---------------      ----------------
Convertible Subordinated Debentures, due in June 2003 plus interest at
 8.5%, payable semi-annually  .................................................              $3,152                  $  -
Obligations under capital leases  .............................................                  28                    10
                                                                                    ---------------      ----------------
                                                                                              3,180                    10
Less current maturities  ......................................................                  15                    10
                                                                                    ---------------      ----------------
                                                                                             $3,165                  $  -
                                                                                    ===============      ================

  The 8.5% Convertible Subordinated Debentures (the "Debentures") due June 1, 2003 were convertible at any time before maturity, unless previously redeemed, into shares of Interpore Cross common stock at a conversion price of $6.37 per share. Pursuant to the terms of the underlying indenture, upon the merger of Interpore and Cross, Debenture holders were allowed to request redemption until June 26, 1998 at 101% of the principal amount thereof, plus accrued interest. Requests for redemption totaling $1.8 million were made. During 1998, $97,000 of Debentures were converted into 15,221 shares of Interpore Cross common stock. There were no conversions recorded in 1999. On June 14, 2000, Interpore Cross notified the holders that the Debentures would be redeemed, if not earlier converted, effective August 1, 2000. For the current period through August 1, 2000, Debentures totaling $3.0 million were converted into 470,000 shares of common stock, and $155,000 of the Debentures were redeemed. The fair value of the Debentures was approximately $3.9 million at December 31, 1999.

  Amortization of offering costs, related to the issuance of the Debentures, of $206,000, $48,000 and $25,000 for the years ended December 31, 1998, 1999 and
2000, respectively, is included in interest expense.

  Interpore Cross has available a $5 million line of credit facility with its primary bank. The line is secured by substantially all of the assets of Interpore Cross, bears interest at the bank's prime rate (9.5% at December 31, 2000), and matures June 2001. The facility contains certain financial covenants with which Interpore Cross was in compliance at December 31, 2000. No amount was outstanding under the facility at December 31, 2000.

6.  Stockholders' Equity

Series E Convertible Preferred Stock

  On March 1, 2000, Interpore Cross common stock closed above $10.00 for the twentieth day out of 30 consecutive trading days and accordingly, as provided in the Series E Preferred Stock Agreement, all of the outstanding Series E Preferred Stock converted into common stock.

Stock Options

  Interpore Cross has seven stock option plans that provide for the granting of incentive stock options or non-qualified stock options to officers, key employees, directors and consultants. The 1995 Stock Option Plan (the "1995 Plan"), the Stock Option Plan for Non-Employee Directors (the "Directors Plan"), the 1999 Consultants Stock Option Plan (the "Consultants Plan") and the 2000 Equity Participation Plan (the "2000 Plan") are the only plans with stock option awards available for grant. The other three plans have either expired or have been terminated with respect to future option grants, but have options outstanding and exercisable at December 31, 2000. Options outstanding under Interpore Cross' seven stock option plans generally vest over a four- or five-year period, and expire either six years or ten years from the date of grant.

                         INTERPORE INTERNATIONAL, INC.

  At December 31, 2000 there were 123,375 shares available for grant under the 1995 Plan, all of which may be granted in 2001. The Directors Plan provides for a maximum of 200,000 shares to be issued pursuant to options granted under the plan. At December 31, 2000, there were approximately 97,000 shares available for grant under the Directors Plan. The Consultants Plan provides for a maximum of 300,000 shares to be issued pursuant to options granted under the plan. All 300,000 shares were available for grant at December 31, 2000. The 2000 Plan provides for a maximum of 1.0 million shares to be issued pursuant to options granted under the plan. All 1.0 million shares were available for grant at December 31, 2000.

  The following is a summary of stock option activity and weighted average exercise price per share for periods indicated:

                                                                                                             Weighted
                                                                                                              Average
                                                                                                             Exercise
                                                                                          Shares              Price
                                                                                    ---------------      ---------------
Outstanding at December 31, 1997  ...............................................         2,395,678           $5.24
  Granted  ......................................................................           305,818            5.41
  Exercised  ....................................................................          (260,961)           2.66
  Forfeited and expired  ........................................................          (219,788)           5.77
                                                                                    ---------------
Outstanding at December 31, 1998  ...............................................         2,220,747            5.52
  Granted  ......................................................................           428,000            4.76
  Exercised  ....................................................................           (80,937)           2.21
  Forfeited and expired  ........................................................          (164,880)           6.72
                                                                                    ---------------
Outstanding at December 31, 1999  ...............................................         2,402,930            5.41
  Granted  ......................................................................           531,000            7.61
  Exercised  ....................................................................          (256,582)           5.39
  Forfeited and expired  ........................................................          (258,155)           6.27
                                                                                    ---------------
Outstanding at December 31, 2000  ...............................................         2,419,193            5.80
                                                                                    ===============
Options exercisable at:
  December 31, 1998  ............................................................         1,704,684           $5.49
  December 31, 1999  ............................................................         1,706,805            5.54
  December 31, 2000  ............................................................         1,622,693            5.50
Estimated fair value per share of options granted during year
  1998  .........................................................................                             $3.80
  1999  .........................................................................                              3.13
  2000  .........................................................................                              5.02

  The weighted average remaining contractual life of stock options outstanding at December 31, 1998, 1999 and 2000 were approximately 5.2, 5.4 and 5.1 years, respectively.

                         INTERPORE INTERNATIONAL, INC.

  Summary information about stock options outstanding at December 31, 2000 follows:

                                                                                                               Exercisable at
                                          Outstanding at December 31, 2000                                    December 31, 2000
                       -------------------------------------------------------------------     -------------------------------------

                                                      Weighted
                                                      Average
                                                     Remaining
                                                    Contractual               Weighted                               Weighted
    Range of                                            Life                   Average                                Average
 Exercise Price               Shares                 (in Years)            Exercise Price            Shares        Exercise Price
----------------           -----------              ------------           --------------           ----------     --------------
  $1.00 - $ 3.00             260,760                     1.5                    $1.56                 260,760          $1.56
  $3.01 - $ 5.00             593,475                     7.1                     4.63                 245,850           4.67
  $5.01 - $ 7.00             752,983                     3.4                     5.84                 711,483           5.86
  $7.01 - $ 9.00             794,975                     6.3                     7.95                 404,600           7.93
  $9.01 - $12.13              17,000                     9.3                     9.83                       -              -
                          ----------                                                                ---------
   $1.00 - $12.13          2,419,193                     5.1                     5.80               1,622,693           5.50
                          ==========                                                                =========

Employee Stock Purchase Plan

  Interpore Cross has a qualified employee stock purchase plan which allows employees to purchase shares of Interpore Cross common stock every six months through payroll deductions. The purchase price for the shares is 85% of the lesser of the fair market value of such shares on the first or last day of each six-month period. The plan provides for a maximum of 300,000 shares to be issued pursuant to the plan. As of December 31, 2000, 106,877 shares of common stock had been issued pursuant to the plan.

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

                         INTERPORE INTERNATIONAL, INC.

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

  Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if Interpore Cross had accounted for employee stock options granted on or after January 1, 1995 under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: a risk-free interest rate of 6%, a volatility factor of the expected market price of Interpore Cross common stock of .75 in 1998 and .67 in 1999 and 2000, a weighted-average expected life of the options of six years, and no dividend yield.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. Interpore Cross' pro forma information, which reflects the charges related to options issued in 1998, 1999 and 2000 and may not be indicative of such charges in future periods, is as follows:

                                                                                       Year Ended December 31,
                                                                    ----------------------------------------------------------
                                                                           1998                  1999                 2000
                                                                    ---------------       ---------------      ---------------
Pro forma net income (loss) (in thousands)...................            $(3,138)               $3,958               $3,054
Pro forma basic net income (loss) per share..................            $  (.23)               $  .29               $  .22
Pro forma diluted net income (loss) per share................            $  (.23)               $  .29               $  .20

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

                         INTERPORE INTERNATIONAL, INC.

  A reconciliation of the income tax provision (benefit) using the federal statutory rate to the book provision for income taxes follows (in thousands):

                                                                                        Year Ended December 31,
                                                                    --------------------------------------------------------
                                                                        1998                  1999                  2000
                                                                    ---------------       ---------------       ------------
Statutory federal provision (benefit) for income taxes  .........       $ (804)              $ 1,770                $2,242
Increase (decrease) in taxes resulting from:
 State tax, net of federal benefit  .............................           26                   131                   239
 Research and development tax credits  ..........................            -                    35                     -
 Reduction in valuation allowance  ..............................         (211)               (1,609)                    -
 Permanent differences and other  ...............................        1,048                    80                   (20)
                                                                    ----------             ---------              --------
Income tax provision   ..........................................       $   59               $   407                $2,461
                                                                    ==========             =========              ========

  Significant components of the income tax provision (benefit) are as follows (in thousands):

                                                                                       Year Ended December 31,
                                                                    -----------------------------------------------------------
                                                                          1998                  1999                  2000
                                                                    ---------------       ---------------       ---------------
Current expense:
   Federal..........................................................          $ (54)                $ 277                $1,783
   State............................................................              5                   281                   281
                                                                    ---------------       ---------------       ---------------
Total current.......................................................            (49)                  558                 2,064
                                                                    ---------------       ---------------       ---------------
Deferred expense (benefit):
   Federal..........................................................             85                   (68)                  350
   State............................................................             23                   (83)                   47
                                                                    ---------------       ---------------       ---------------
Total deferred......................................................            108                  (151)                  397
                                                                    ---------------       ---------------       ---------------
Total income tax provision..........................................          $  59                 $ 407                $2,461
                                                                    ===============       ===============       ===============

  At December 31, 2000, Interpore Cross has unused net operating loss carryforwards of approximately $4.3 million for federal income tax purposes which expire beginning in 2005. Interpore Cross also has research and development tax credit and alternative minimum tax credit carryforwards of approximately $325,000 for federal tax purposes and $33,000 for California tax purposes. The federal research and development tax credit carryforward will begin to expire in 2002. Prior to 1995, a valuation allowance was recorded to entirely offset the tax benefits of the federal carryforwards. In 1998 and 1999, the valuation allowance was reduced, and ultimately eliminated, to recognize the future tax benefits which management believes are more likely than not to be realized.

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

                         INTERPORE INTERNATIONAL, INC.

  In addition to the net operating losses discussed above, Interpore Cross has federal net operating loss carryforwards at December 31, 2000 of approximately $4.6 million resulting from the acquisition of Interpore Orthopaedics, Inc. ("Orthopaedics"). As a result of the acquisition, Orthopaedics experienced a more than 50% ownership change. Accordingly, under the provisions of the 1986 Tax Reform Act, the use of Orthopaedics' net operating loss carryforwards is limited to approximately $300,000 per year. These carryforwards expire beginning in the year 2002. As a result of the annual limitation, it is estimated that a maximum of $1.3 million in net operating loss carryforwards will be available for use prior to expiration. The ultimate realization of the benefits of these loss carryforwards is dependent on future profitable operations of Orthopaedics.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred tax asset consist of the following (in thousands):

                                                                                      December 31,
                                                                         -----------------------------------
                                                                               1999                 2000
                                                                         --------------        -------------
Deferred tax assets:
 Interpore net operating loss carryforwards  ..........................          $2,097               $1,451
 Orthopaedics net operating loss carryforwards  .......................             538                  430
 Research and development and alternative minimum
  tax credit carryforwards  ...........................................             468                  379
 Reserves and accruals not currently deductible for tax purposes  .....             489                  357
 Inventory capitalization  ............................................             361                  901
 Depreciation not currently deductible for tax purposes  ..............             130                  168
                                                                              ---------            ---------
Total deferred tax asset  .............................................          $4,083               $3,686
                                                                              =========             ========

8.  Commitments and Contingencies

License Agreements

  Interpore Cross has agreements with its Synergy System Advisors under which it pays royalties ranging from 5% to 7% of net revenues generated from the sale of certain products within the Synergy Spinal System. Royalties are paid to the developers of the AGF technology at a rate of 5% of certain products within this product group.

Litigation

  On September 5, 2000, our wholly-owned subsidiary, Cross, filed suit in the U.S. District Court, Central District of California, against Depuy AcroMed, Inc., a Johnson & Johnson company and Biedermann Motech GmbH, which alleges that Depuy Acromed has infringed and continues to infringe Cross' U.S. Patent Nos. 5,466,237 and 5,474,555. These patents relate to the VLS or Variable Locking Screw technology embodied in certain components of our Synergy Spinal System. The Complaint seeks damages for willful past and continuing infringement of the patents. The Complaint also seeks a declaratory judgment against Depuy Acromed and Biedermann Motech that Cross is not infringing Biedermann Motech's patent no. 5,207,678. Depuy AcroMed has responded to the Complaint denying all claims, alleging that Cross' patents are invalid and unenforceable, and alleging that it does not infringe.

  Aside from the patent litigation, the nature of our business subjects us to products liability and various other legal proceedings from time to time. We are currently involved in legal proceedings incidental to the normal conduct of our business. We do not believe that any liabilities relating to the legal proceedings to which we are a party are likely to be, individually or in the aggregate, material to our consolidated financial condition or results of operations.

                         INTERPORE INTERNATIONAL, INC.

9.  Lease Commitments

  Future minimum rentals under noncancelable operating leases for manufacturing and office facilities and equipment at December 31, 2000 are as follows (in thousands):

    2001  ........................................................    $  686
    2002  ........................................................       557
    2003  ........................................................        54
    Thereafter  ..................................................         -
                                                                      ------
                                                                      $1,297
                                                                      ======

  Rent expense was $706,000, $640,000 and $698,000 in 1998, 1999 and 2000,
respectively.

  The lease for Interpore Cross' principal office and manufacturing facility, which expires January 31, 2003, provides a right to extend the lease for an additional five years at the fair market lease rate of the facility on the extension date, but not less than the rate paid by Interpore Cross during the month immediately preceding the commencement of the extension period.

12.  Quarterly Results (unaudited)

  The following table presents a summary of the quarterly results of operations for 1999 and 2000 (in thousands, except per share data):

                                                                                        Quarter
                                                   -----------------------------------------------------------------------------
                                                         First                Second               Third                Fourth
                                                   ---------------      ---------------      ---------------      ---------------
1999
Net sales  .........................................       $ 8,986              $ 9,642              $ 9,549              $10,679
Gross profit  ......................................         6,177                6,696                6,898                7,440
Net income  ........................................         1,082                1,083                1,394                1,239
Net income per share--basic  .......................       $   .08              $   .08              $   .10              $   .09
Net income per share--diluted  .....................       $   .08              $   .08              $   .10              $   .09

2000
Net sales  .........................................       $11,443              $11,330              $10,613              $10,933
Gross profit  ......................................         7,891                7,885                7,494                7,589
Net income  ........................................         1,157                  974                1,178                  824
Net income per share--basic  .......................       $   .08              $   .07              $   .08              $   .06
Net income per share--diluted  .....................       $   .08              $   .07              $   .08              $   .06

                         INTERPORE INTERNATIONAL, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 1998, 1999 and 2000

                                                    Balance at                                                   Balance at
                                                   Beginning of        Additions                                   End of
                    Description                       Period          (Deductions)        Write-offs               Period
----------------------------------------------------------------    --------------      --------------       -------------------
Year ended December 31, 1998:
  Allowance for doubtful accounts receivable  ......  $  370,000        $  196,000            $ 60,000            $  506,000
  Reserve for excess and obsolete inventory  .......     717,000           120,000                   -               837,000
Year ended December 31, 1999:
  Allowance for doubtful accounts receivable  ......  $  506,000        $  120,000            $110,000            $  516,000
  Reserve for excess and obsolete inventory  .......     837,000         1,198,000             598,000             1,437,000
Year ended December 31, 2000:
  Allowance for doubtful accounts receivable  ......  $  516,000        $  120,000            $175,000            $  461,000
  Reserve for excess and obsolete inventory  .......   1,437,000         1,394,000                   -             2,831,000

                                 EXHIBIT INDEX

Exhibit
Number                               Description
---------                            -----------
     3.01   Certificate of Incorporation of Interpore International, Inc. as amended (1)
     3.02   Bylaws of Registrant (1)
     3.03   Amendment Number One to Bylaws (16)
     4.01   Rights Agreement dated November 19, 1998, between Interpore International, Inc. and U.S. Stock Transfer
            Corporation, which includes the form of Certificate of Determination of the Series A Junior
            Participating Preferred Stock of Interpore International, Inc. as Exhibit A, the form of Right
            Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (2)
     4.02   Registration Rights Agreement dated December 8, 1999 by and between Interpore International, Inc., John
            A. Dawdy and Andrew G. Hood (20)
    10.01   Cancellation and Release Agreement dated March 1, 1993 among Registrant, Interpore Orthopaedics, Inc.,
            Pfizer, Inc. and Howmedica, Inc. (3)
    10.02   Single Tenant Lease dated July 25, 1991 between Registrant and The Irvine Company as amended by a Third
            Amendment to Lease dated December 11, 1996 (4);
    10.03   Amended and Restated Loan and Security Agreement dated June 22, 1999 among Registrant, Interpore
            Orthopaedics, Inc., Cross Medical Products, Inc., Interpore Cross International Inc., and Silicon Valley
            Bank (19)  and Loan Modification Agreement dated June 21, 2000 (22)
    10.04   Amended and Restated Stock Option Plan dated March 19, 1991 (6), First Amendment to the Amended and
            Restated Stock Option Plan, effective October 15, 1991 (3); Amendment to the Amended and Restated Stock
            Option Plan dated September 17, 1994 (7)
    10.05   1995 Stock Option Plan (8)
    10.06   Stock Option Plan for Non-Employee Directors of Interpore International (9)
    10.07   Danninger Medical Technology, Inc. Amended and Restated 1984 Non-Statutory Stock Option Plan (10)
    10.08   Danninger Medical Technology, Inc. Amended and Restated 1984 Incentive Stock Option Plan (10)
    10.09   Cross Medical Products Inc. Amended and Restated 1994 Stock Option Plan (10)
    10.10   Asset Purchase Agreement dated March 12, 1997, among Cross Medical Products, Inc., Danninger Healthcare,
            Inc. and OrthoLogic Corp. (11)
    10.11   Indenture concerning 8.5% Convertible Subordinated Debentures between Cross Medical Products, Inc. and
            Fifth Third Bank (12)
    10.12   Supplemental Indenture between Interpore International, Inc. and Cross Medical Products, Inc. and Fifth
            Third Bank (5)
    10.13   Form of Indemnification Agreement (13)
    10.14   Schedule of Parties to Form of Indemnification Agreement (14)
    10.15   Agreement between Dr. Edward Funk and Cross Medical Products, Inc. dated February 11, 1998 (15)

Exhibit
Number                               Description
---------                            -----------
    10.16   Form of Employment Agreement dated July 31, 2000 / August 30, 2000 between Interpore International,
            Inc. and its executive officers (23)
    10.17   Schedule of Parties to Form of Employment Agreement dated July 31, 2000 / August 30, 2000 (23)
    10.18   1999 Consultants Stock Option Plan (17)
    10.19   Amended and Restated Employee Qualified Stock Purchase Plan dated November 13, 1998 (18)
    10.20   Asset Purchase Agreement dated December 8, 1999, by and among Interpore Orthopaedics, Inc.,
            Quantic Biomedical, Inc., Quantic Biomedical Partners, John A. Dawdy and Andrew G. Hood (20)
    10.21   2000 Equity Participation Plan (21)
    21.01   Subsidiaries of the Registrant
    23.01   Consent of Ernst & Young LLP, Independent Auditors

(1) Incorporated by reference from our Registration Statement on Form S-4, Registration No. 333-49487.
(2) Incorporated by reference from our Current Report on Form 8-K dated December 1, 1998.
(3) Incorporated by reference from our Registration Statement on Form S-1, Registration No. 33-69872.
(4) Incorporated by reference from our Current Report on Form 8-K dated February 11, 1998.
(5) Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.
(6) Incorporated by reference from our Registration Statement on Form S-8, Registration No. 33-77426.
(7) Incorporated by reference from our Registration Statement on Form S-8, Registration No. 33-86290.
(8) Incorporated by reference from our Proxy Statement for the 1994 Annual Meeting of Shareholders.
(9) Incorporated by reference from our Proxy Statement for the 1995 Annual Meeting of Shareholders.
(10) Incorporated by reference from our Registration Statement on Form S-8, Registration No. 333-53775.
(11) Incorporated by reference from the Cross Medical Products, Inc. Annual Report on Form 10-K for the year ended December 31, 1996.
(12) Incorporated by reference from the Cross Medical Products, Inc. Registration Statement on Form S-2, Registration No. 333-02273.
(13) Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.
(14) Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.
(15) Incorporated by reference from the Cross Medical Products, Inc. Annual Report on Form 10-K for the year ended December 31, 1997.
(16) Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(17) Incorporated by reference from our Proxy Statement for the 1999 Annual Meeting of Stockholders.
(18) Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999.
(19) Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999.
(20) Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(21) Incorporated by reference from our Proxy Statement for the 2000 Annual Meeting of Stockholders.
(22) Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.
(22) Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.