Form 10-Q
period 2001-03-31
INTERPORE INTERNATIONAL INC /DE/
filed 2001-05-15
CIK 854093

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                        ------------------------------
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

                                      or

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

     As of May 9, 2001, there were 14,422,899 shares of the registrant's common stock issued and outstanding.

                         Interpore International, Inc.

                                     Index


PART I.   FINANCIAL INFORMATION                                        Page(s)
                                                                       -------
Item 1.   Financial Statements

            Condensed Consolidated Balance Sheets as of
            December 31, 2000 and March 31, 2001 (unaudited)..........     3

            Condensed Consolidated Statements of Income (unaudited)
            for the three month periods ended March 31, 2000 and
            March 31, 2001............................................     4

            Condensed Consolidated Statements of Cash Flows
            (unaudited) for the three month periods ended
            March 31, 2000 and March 31, 2001.........................     5

            Notes to Condensed Consolidated Financial Statements......     6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................     9

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.........................................    12

Item 6.     Exhibits and Reports on Form 8-K..........................    12

                         Interpore International, Inc.
                     Condensed Consolidated Balance Sheets
                       (in thousands, except share data)

                                                                           December 31,    March 31,
                                                                               2000          2001
                                                                           ------------   -----------
                                                                                          (unaudited)
Assets
Current assets:
  Cash and cash equivalents..............................................     $14,610        $15,952
  Accounts receivable, less allowance for doubtful accounts
   of $461 and $491 in 2000 and 2001, respectively.......................       9,536          9,434
  Inventories............................................................      12,485         12,511
  Prepaid expenses.......................................................       1,091          1,194
  Deferred income taxes..................................................       2,088          2,088
  Other current assets...................................................         102             32
                                                                              -------        -------
Total current assets.....................................................      39,912         41,211
Property, plant and equipment, net.......................................       1,509          1,359
Deferred income taxes....................................................       1,598          1,598
Intangible assets, net...................................................       2,143          2,120
Other assets.............................................................          71             71
                                                                              -------        -------
Total assets.............................................................     $45,233        $46,359
                                                                              =======        =======
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable.......................................................         886          1,060
  Accrued compensation and related expenses..............................       1,347          1,256
  Accrued royalties......................................................         372            319
  Income taxes payable...................................................         188            494
  Other accrued liabilities..............................................         582            365
                                                                              -------        -------
Total current liabilities................................................       3,375          3,494
                                                                              -------        -------
Commitments and contingencies
Stockholders' equity:
  Series E convertible preferred stock, voting, par value $.01 per share:
    Authorized shares - 594,000; issued and outstanding shares - none....           -              -
  Preferred stock, par value $.01 per share: Authorized shares -
    4,406,000; outstanding shares - none.................................           -              -
  Common stock, par value $.01 per share: Authorized shares - 50,000,000;
    issued and outstanding shares - 15,026,302 at December 31, 2000 and
    15,027,900 at March 31, 2001.........................................         150            150
  Additional paid-in-capital.............................................      49,928         49,931
  Accumulated deficit....................................................      (5,111)        (4,107)
                                                                              -------        -------
                                                                               44,967         45,974
  Less treasury stock, at cost - 605,000 shares at December 31, 2000 and
    March 31, 2001 ......................................................      (3,109)        (3,109)
                                                                              -------        -------
Total stockholders' equity...............................................      41,858         42,865
                                                                              -------        -------
Total liabilities and stockholders' equity...............................     $45,233        $46,359
                                                                              =======        =======

See accompanying notes.

                         Interpore International, Inc.
                  Condensed Consolidated Statements of Income
                     (in thousands, except per share data)
                                  (unaudited)


                                                 Three months ended March 31,
                                                 ----------------------------
                                                    2000              2001
                                                 ---------         ----------

Net sales                                        $ 11,443          $  11,281
Cost of goods sold                                  3,552              3,362
                                                 ---------         ----------
Gross profit                                        7,891              7,919
                                                 ---------         ----------

Operating expenses:
   Research and development                         1,187              1,597
   Selling and marketing                            3,840              4,002
   General and administrative                       1,123              1,024
                                                 ---------         ----------
Total operating expenses                            6,150              6,623
                                                 ---------         ----------

Income from operations                              1,741              1,296
                                                 ---------         ----------

Interest income                                       136                201
Interest expense                                      (76)                 -
Other income                                           95                135
                                                 ---------         ----------
Total interest and other income, net                  155                336
                                                 ---------         ----------

Income before taxes                                 1,896              1,632
Income tax provision                                  739                628
                                                 ---------         ----------
Net income                                       $  1,157          $   1,004
                                                 =========         ==========
Net income per share:
   Basic                                         $    .08          $     .07
   Diluted                                       $    .08          $     .07

Shares used in computing net income per share:
   Basic                                           13,715             14,424
   Diluted                                         15,040             14,626

See accompanying notes.

                         Interpore International, Inc.
                Condensed Consolidated Statements of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                                  Three months ended March 31,
                                                             -------------------------------------
                                                                   2000                 2001
                                                             ---------------       ---------------
Cash flows from operating activities
Net income                                                   $       1,157         $        1,004
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                     249                    239
     Changes in operating assets and liabilities:
        Accounts receivable                                         (1,435)                   102
        Inventories                                                    411                    (26)
        Prepaid expenses                                              (200)                  (103)
        Other assets                                                     7                     70
        Accounts payable and accrued liabilities                      (139)                   124
                                                             ---------------       ---------------
Net cash provided by operating activities                               50                  1,410
                                                             ---------------       ---------------
Cash flows from investing activities
Sales of short-term investments                                      1,464                      -
Capital expenditures                                                  (308)                   (32)
Expenditures for patent rights and other intangible assets             (50)                   (34)
                                                             ---------------       ---------------
Net cash provided by (used in) investing activities                  1,106                    (66)
                                                             ---------------       ---------------
Cash flows from financing activities
Repayment of long-term debt and capital lease obligations               (5)                    (5)
Proceeds from exercise of stock options                                132                      3
                                                             ---------------       ---------------
Net cash provided by (used in) financing activities                    127                     (2)
                                                             ---------------       ---------------

Net increase in cash and cash equivalents                            1,283                  1,342
Cash and cash equivalents at beginning of period                     6,315                 14,610
                                                             ---------------       ---------------
Cash and cash equivalents at end of period                   $       7,598         $       15,952
                                                             ===============       ===============

See accompanying notes.

                         Interpore International, Inc.
             Notes to Condensed Consolidated Financial Statements
                                March 31, 2001
                                  (unaudited)

1.  Organization and Description of Business

    Interpore International, Inc., doing business as Interpore Cross International ("Interpore Cross"), operates in one business segment: the design, manufacture and marketing of medical devices for the orthopedic marketplace.
The products are distributed in the United States and internationally.

2.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to Securities and Exchange Commission regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position at March 31, 2001 and the consolidated results of operations and cash flows for the three month periods ended March 31, 2000 and 2001.

    The accompanying condensed consolidated financial statements include the accounts of Interpore Cross and its subsidiaries after elimination of all significant intercompany transactions.

    The results of operations and cash flows for the three months ended March 31, 2001 are not necessarily indicative of results to be expected for future quarters or the full year.

    These consolidated financial statements should be read in conjunction with the financial statements included in Interpore Cross' Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

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

                                                                    Three months ended March 31,
                                                                   -----------------------------
                                                                      2000               2001
                                                                   ---------          ----------
Net income used in the calculation of basic earnings per share       $ 1,157             $ 1,004
Interest on Convertible Subordinated Debentures(2)                           (1)               -
                                                                   ---------          ----------
Net income used in calculation of diluted earnings per share         $ 1,157             $ 1,004
                                                                   =========          ==========

Shares used in computing net income per share - basic:
     Weighted average common shares outstanding                       13,715              14,424

Effect of dilutive securities:
     Weighted average convertible preferred stock(2)                      19                   -
     Shares issuable pursuant to stock option plans                    1,306                 202
     Shares issuable under the Convertible Subordinated
      Debentures(2)                                                          (1)               -
                                                                   ---------          ----------
Shares used in computing net income per share - diluted               15,040              14,626
                                                                   =========          ==========

Net income per share - basic                                         $   .08             $   .07
Net income per share - diluted                                       $   .08             $   .07

(1) Shares issuable from the convertible subordinated debentures were excluded from the calculation of diluted earnings per share for the quarter ended March 31, 2000 since their effect would have been anti-dilutive.

(2) On March 1, 2000, all of the outstanding Series E Preferred Stock converted into common stock. As of August 1, 2000, all of the Convertible Subordinated Debentures had either been redeemed or converted into common stock.

4.  Inventories

    Inventories are stated at the lower of first-in, first-out average cost or market. Inventories are comprised of the following (in thousands):

                                December 31,      March 31,
                                    2000            2001
                                ------------      ---------
  Raw materials                      $ 1,202        $ 1,184
  Work-in-process                        575            537
  Finished goods                      10,708         10,790
                                ------------      ---------
                                     $12,485        $12,511
                                ============      =========

5.  Contingencies

    On September 5, 2000, our wholly-owned subsidiary, Cross, filed suit in the U.S. District Court, Central District of California, against DePuy AcroMed, Inc., a Johnson & Johnson company and Biedermann Motech GmbH, which alleges that DePuy AcroMed has infringed and continues to infringe Cross' U.S. Patent Nos. 5,466,237 and 5,474,555. These patents relate to the VLS(TM) or Variable Locking Screw technology embodied in certain components of our Synergy(TM) Spinal System. The Complaint seeks damages for willful past and continuing infringement of the patents. The Complaint also seeks a declaratory judgment against DePuy AcroMed and Biedermann Motech that Cross is not infringing Biedermann Motech's patent no. 5,207,678. DePuy AcroMed has responded to the Complaint alleging that Cross' patents are invalid and unenforceable, and alleging that it does not infringe.

    Aside from the patent litigation, the nature of our business subjects us to product liability and various other legal proceedings from time to time. We are currently involved in legal proceedings incidental to the normal conduct of our business. We do not believe that any liabilities relating to the legal proceedings to which we are a party are likely to be, individually or in the aggregate, material to our consolidated financial condition or results of operations.

6.  Comprehensive Income

    Total comprehensive income represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net income. The components of comprehensive income, net of related tax, are as follows (in thousands):

                                                     Three months ended March 31,
                                                    -----------------------------
                                                       2000               2001
                                                    ---------          ----------
  Net income                                           $1,157              $1,004
  Unrealized loss on short-term investments                (1)                  -
                                                    ---------          ----------
  Comprehensive income                                 $1,156              $1,004
                                                    =========          ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Overview

    Our revenues are generated from the sale of products in two principal product categories--spinal implant products and orthobiologic products. Our spinal implant products consist of titanium or stainless steel hooks, rods, plates, spacers and screws and related instruments required for the surgeon to assemble a construct which restores the natural anatomy of the spine, keeping it immobilized while a bone graft eventually fuses the vertebrae. Our orthobiologic products consist of synthetic bone graft substitute materials and products used to derive Autologous Growth Factors(TM) (AGF)(TM). AGF fibringen-rich extract is used to provide faster, more complete bone growth and enhance the performance of our bone graft products.

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

Results of Operations

    The following table presents our results of operations as percentages:

                                         Percentage of net sales       Percentage
                                      Three months ended March 31,       change
                                      ----------------------------    -------------
                                         2000             2001        2001 vs. 2000
                                      ------------    ------------    -------------
Net sales                                 100.0%         100.0%                (1.4%)
Cost of goods sold                         31.0           29.8                 (5.4)
                                      ------------    ------------    -------------
  Gross profit                             69.0           70.2                   .4
                                      ------------    ------------    -------------
Operating expenses:
  Research and development                 10.4           14.1                 34.5
  Selling and marketing                    33.6           35.5                  4.2
  General and administrative                9.8            9.1                 (8.8)
                                      ------------    ------------    -------------
Total operating expenses                   53.8           58.7                  7.7
                                      ------------    ------------    -------------
Income from operations                     15.2%          11.5%               (25.6%)
                                      ============    ============    =============

    For the quarter ended March 31, 2001, sales of $11.3 million were $162,000 or 1.4% lower than net sales of $11.4 million for the same period of 2000.

                                    Three months ended March 31,                  Change
                                   ------------------------------    --------------------------------
                                        2000            2001             Amount              %
                                   -------------    -------------    --------------     -------------
Spinal implant product sales.....        $ 6,494          $ 6,137             $(357)             (5.5%)
Orthobiologic product sales......          4,949            5,144               195               3.9%
                                   -------------    -------------    --------------     -------------
Total sales......................        $11,443          $11,281             $(162)             (1.4%)
                                   =============    =============    ==============     =============

    Sales of spinal implant products decreased in the quarter ended March 31, 2001 by $357,000 or 5.5% to $6.1 million, compared to $6.5 million for the quarter ended March 31, 2000. The majority of the decrease occurred in international sales of spinal implant products due to relatively lower order volumes from our foreign distributors.

    Sales of orthobiologic products increased by $195,000 or 3.9% to $5.2 million for the three months ended March 31, 2001, compared to $4.9 million for the three months ended March 31, 2000. AGF related products increased by $367,000 or 26.4% to $1.8 million for the quarter ended March 31, 2001, compared to $1.4 million for the quarter ended March 31, 2000. Sales of synthetic bone products decreased $172,000 or 4.8% to $3.4 million for the quarter ended March 31, 2001. We believe the decline in sales of synthetic bone products has resulted from our deliberate transition of sales and distribution focus to spinal procedures since our merger with Cross Medical Products in 1998. We believe this has resulted in a reduction in sales of synthetic bone products for non-spine procedures such as trauma and revision total joints. We intend to explore supplemental distribution alternatives in 2001 with the goal of identifying a means to recapture lost sales in non-spine procedures, but there can be no assurance that our efforts will be successful.

    Total domestic sales of spinal implant products and orthobiologic products decreased 1.1% or $102,000 to $8.9 million for the three months ended March 31, 2001, compared to $9.0 million for the same period of 2000. International sales of $2.4 million for the first quarter of 2001 were lower by $60,000 or 2.5% compared to the first quarter of 2000.

     For the quarter ended March 31, 2001, the gross margin was 70.2% of sales compared to 69.0% of sales for the quarter ended March 31, 2000. This improvement primarily related to higher average selling prices on our spinal implant products.

     Total operating expenses for the quarter ended March 31, 2001 increased by 7.7% or $473,000 to $6.6 million, compared to $6.2 million for the same quarter of 2000. As a percentage of sales, total operating expenses increased from 53.8% in the first quarter of 2000 to 58.7% in the first quarter of 2001. Research and development expenses increased by 34.5% or $410,000 due primarily to efforts related to the development of potential new products. Selling and marketing expenses increased 4.2% or $162,000 compared to the first quarter of 2000 primarily due to increased net expenses related to our international symposium. General and administrative expenses decreased by 8.8% or $99,000, primarily as the result of decreased corporate bonus expense.

     Total interest and other income increased $181,000 or 116.8%, to $336,000 for the quarter ended March 31, 2001, compared to $155,000 during the same period of 2000. Increased interest income on higher average cash, cash equivalents and short-term investment balances in 2001, the elimination of long-term debt in 2000 and increased royalty income were the primary reasons for the increase.

     The effective tax rates for the first quarters of 2001 and 2000 were 38.5% and 39.0%, respectively.


Liquidity and Capital Resources

     In the first quarter of 2001, our operations generated positive cash flow of approximately $1.4 million. We invest our excess cash in U.S. Treasury securities and high-grade marketable securities. At March 31, 2001, cash, cash equivalents and short-term investments totaled $16.0 million, up $1.4 million from $14.6 million at December 31, 2000. We also have a $5.0 million revolving line of credit available to us that had no amount outstanding at March 31, 2001 and which expires in June 2001 and may be extended through June 2002 at our option. We currently intend to extend the line of credit.

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

     At March 31, 2001, we had no material commitments for capital expenditures.


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

PART II -  OTHER INFORMATION
Item 1.    Legal Proceedings

     On September 5, 2000, our wholly-owned subsidiary, Cross, filed suit in the U.S. District Court, Central District of California, against DePuy AcroMed, Inc., a Johnson & Johnson company and Biedermann Motech GmbH, which alleges that DePuy AcroMed has infringed and continues to infringe Cross' U.S. Patent Nos. 5,466,237 and 5,474,555. These patents relate to the VLS(TM) or Variable Locking Screw technology embodied in certain components of our Synergy(TM) Spinal System. The Complaint seeks damages for willful past and continuing infringement of the patents. The Complaint also seeks a declaratory judgment against DePuy AcroMed and Biedermann Motech that Cross is not infringing Biedermann Motech's patent no. 5,207,678. DePuy AcroMed has responded to the Complaint alleging that Cross' patents are invalid and unenforceable, and alleging that it does not infringe.

     The defendants have filed motions to dismiss Cross' declaratory judgment claims, which motions are set to be heard on May 21, 2001. Biedermann Motech claims there is no case or controversy, and that it is not subject to personal jurisdiction in California. DePuy AcroMed claims that Biedermann Motech is indispensable to the claim, and therefore the claim must be dismissed if Biedermann Motech cannot be joined as a party. Cross vigorously disputes these claims.

     Aside from the patent litigation, the nature of our business subjects us to product liability and various other legal proceedings from time to time. We are currently involved in legal proceedings incidental to the normal conduct of our business. We do not believe that any liabilities relating to the legal proceedings to which we are a party are likely to be, individually or in the aggregate, material to our consolidated financial condition or results of operations.


Item 6.    Exhibits and Reports on Form 8-K

       a.  Exhibits.

           Reference is made to the Exhibit Index on Page 14 hereof.

       b.  Reports on Form 8-K.

           No reports on Form 8-K were filed during the fiscal quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  May 11, 2001                     INTERPORE INTERNATIONAL, INC.
                                        (Registrant)


                                        By: /s/ David C. Mercer
                                            ------------------------------------
                                            David C. Mercer,
                                            Chairman and Chief Executive Officer


                                        By: /s/ Richard L. Harrison
                                            ------------------------------------
                                            Richard L. Harrison
                                            Sr. Vice President and
                                            Chief Financial Officer

                                 EXHIBIT INDEX


 Exhibit
 Number                            Description
 -------                           -----------
 3.01     Certificate of Incorporation of Interpore International, Inc.
          as amended (1)
 3.02     Bylaws of Registrant (1)
 3.03     Amendment Number One to Bylaws (16)
 4.01 Rights Agreement dated November 19, 1998, between Interpore International, Inc. and U.S. Stock Transfer Corporation, which includes the form of Certificate of Determination of the Series A Junior Participating Preferred Stock of Interpore International, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (2)
 4.02 Registration Rights Agreement dated December 8, 1999 by and between Interpore International, Inc., John A. Dawdy and Andrew G. Hood (20)
10.01 Cancellation and Release Agreement dated March 1, 1993 among Registrant, Interpore Orthopaedics, Inc., Pfizer, Inc. and Howmedica, Inc. (3)
10.02 Single Tenant Lease dated July 25, 1991 between Registrant and The Irvine Company as amended by a Third Amendment to Lease dated December 11, 1996 (4);
10.03 Amended and Restated Loan and Security Agreement dated June 22, 1999 among Registrant, Interpore Orthopaedics, Inc., Cross Medical Products, Inc., Interpore Cross International Inc., and Silicon Valley Bank (19) and Loan Modification Agreement dated June 21, 2000 (22)
10.04 Amended and Restated Stock Option Plan dated March 19, 1991 (6), First Amendment to the Amended and Restated Stock Option Plan, effective October 15, 1991 (3); Amendment to the Amended and Restated Stock Option Plan dated September 17, 1994 (7)
10.05     1995 Stock Option Plan (8)
10.06     Stock Option Plan for Non-Employee Directors of Interpore
          International (9)
10.07 Danninger Medical Technology, Inc. Amended and Restated 1984 Non-Statutory Stock Option Plan (10)
10.08     Danninger Medical Technology, Inc. Amended and Restated 1984
          Incentive Stock Option Plan (10)
10.09     Cross Medical Products Inc. Amended and Restated 1994 Stock Option
          Plan (10)
10.10 Asset Purchase Agreement dated March 12, 1997, among Cross Medical Products, Inc., Danninger Healthcare, Inc. and OrthoLogic Corp. (11)
10.11 Indenture concerning 8.5% Convertible Subordinated Debentures between Cross Medical Products, Inc. and Fifth Third Bank (12)
10.12 Supplemental Indenture between Interpore International, Inc. and Cross Medical Products, Inc. and Fifth Third Bank (5)
10.13     Form of Indemnification Agreement (13)
10.14     Schedule of Parties to Form of Indemnification Agreement (14)
10.15 Agreement between Dr. Edward Funk and Cross Medical Products, Inc. dated February 11, 1998 (15)

Exhibit
Number                            Description
-------                           -----------
10.16 Form of Employment Agreement dated July 31, 2000 / August 30, 2000 between Interpore International, Inc. and its executive officers (23)
10.17 Schedule of Parties to Form of Employment Agreement dated July 31, 2000 / August 30, 2000 (23)
10.18     1999 Consultants Stock Option Plan (17)
10.19 Amended and Restated Employee Qualified Stock Purchase Plan dated November 13, 1998 (18)
10.20 Asset Purchase Agreement dated December 8, 1999, by and among Interpore Orthopaedics, Inc., Quantic Biomedical, Inc., Quantic Biomedical Partners, John A. Dawdy and Andrew G. Hood (20)
10.21     2000 Equity Participation Plan (21)
21.01     Subsidiaries of the Registrant (22)

------------------

(1) Incorporated by reference from our Registration Statement on Form S-4, Registration No. 333-49487.
(2) Incorporated by reference from our Current Report on Form 8-K dated December 1, 1998.
(3) Incorporated by reference from our Registration Statement on Form S-1, Registration No. 33-69872.
(4) Incorporated by reference from our Current Report on Form 8-K dated February 11, 1998.
(5) Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.
(6) Incorporated by reference from our Registration Statement on Form S-8, Registration No. 33-77426.
(7) Incorporated by reference from our Registration Statement on Form S-8, Registration No. 33-86290.
(8) Incorporated by reference from our Proxy Statement for the 1994 Annual Meeting of Shareholders.
(9) Incorporated by reference from our Proxy Statement for the 1995 Annual Meeting of Shareholders.
(10) Incorporated by reference from our Registration Statement on Form S-8, Registration No. 333-53775.
(11) Incorporated by reference from the Cross Medical Products, Inc. Annual Report on Form 10-K for the year ended December 31, 1996.
(12) Incorporated by reference from the Cross Medical Products, Inc. Registration Statement on Form S-2, Registration No. 333-02273.
(13) Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.
(14) Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.
(15) Incorporated by reference from the Cross Medical Products, Inc. Annual Report on Form 10-K for the year ended December 31, 1997.
(16) Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(17) Incorporated by reference from our Proxy Statement for the 1999 Annual Meeting of Stockholders.
(18) Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999.
(19) Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999.
(20) Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(21) Incorporated by reference from our Proxy Statement for the 2000 Annual Meeting of Stockholders.
(22) Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.
(23) Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
(24) Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.