Form 10-Q
period 2001-06-30
INTERPORE INTERNATIONAL INC /DE/
filed 2001-08-13
CIK 854093

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                      __________________________________
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001
                                      or

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

                                Not applicable
                  ------------------------------------------
                   (Former name, former address and former
                  fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]    No [_]

     As of August 9, 2001, there were 16,835,409 shares of the registrant's common stock issued and outstanding.

                         Interpore International, Inc.

                                     Index


PART I.     FINANCIAL INFORMATION                                       Page(s)
                                                                        -------

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets as of December 31,
             2000  and June 30, 2001 (unaudited)........................    3

            Condensed Consolidated Statements of Income (unaudited)
             for the three month and six month periods ended
             June 30, 2000 and June 30, 2001............................    4

            Condensed Consolidated Statements of Cash Flows (unaudited)
             for the six month periods ended June 30, 2000 and
             June 30, 2001..............................................    5

            Notes to Condensed Consolidated Financial Statements........    6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................   10

Item 3.     Quantitative and Qualitative Disclosures About Market Risk..   14

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings.........................................     15

Item 4.     Submission of Matters to a Vote of Security Holders.......     15

Item 6.     Exhibits and Reports on Form 8-K..........................     15

                         Interpore International, Inc.
                     Condensed Consolidated Balance Sheets
                       (in thousands, except share data)

                                                                                December 31,     June 30,
                                                                                    2000           2001
                                                                                ------------   -----------
Assets.........................................................................                 (unaudited)
Current assets:
  Cash and cash equivalents....................................................   $14,610        $16,260
  Accounts receivable, less allowance for doubtful accounts
   of $461 and $512 in 2000 and 2001, respectively.............................     9,536         10,395
  Inventories..................................................................    12,485         13,277
  Prepaid expenses.............................................................     1,091          2,048
  Deferred income taxes........................................................     2,088          2,088
  Other current assets.........................................................       102            528
                                                                                ------------   -----------

Total current assets...........................................................    39,912         44,596
Property, plant and equipment, net.............................................     1,509          1,562
Deferred income taxes..........................................................     1,598          1,598
Intangible assets, net.........................................................     2,143          2,098
Other assets...................................................................        71             71
                                                                                ------------   -----------
Total assets...................................................................   $45,233        $49,925
                                                                                ============   ===========

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable.............................................................   $   886        $ 1,751
  Accrued compensation and related expenses....................................     1,347          1,538
  Accrued royalties............................................................       372            423
  Income taxes payable.........................................................       188          1,043
  Other accrued liabilities....................................................       582          1,035
                                                                                ------------   -----------
Total current liabilities......................................................     3,375          5,790
                                                                                ------------   -----------

Commitments and contingencies
Stockholders' equity:
   Series E convertible preferred stock, voting, par value $.01 per share:
    Authorized shares - 594,000; issued and outstanding shares - none..........         -              -

   Preferred stock, par value $.01 per share: Authorized shares - 4,406,000;
    outstanding shares - none..................................................         -              -

   Common stock, par value $.01 per share: Authorized shares - 50,000,000;
    issued and outstanding shares - 15,026,302 at December 31, 2000 and
    15,040,465 at June 30, 2001................................................       150            150

  Additional paid-in-capital...................................................    49,928         49,971
  Accumulated deficit..........................................................    (5,111)        (2,877)
                                                                                ------------   -----------
                                                                                   44,967         47,244
   Less treasury stock, at cost - 605,000 shares at December 31, 2000 and
     June 30, 2001.............................................................    (3,109)        (3,109)
                                                                                ------------   -----------
Total stockholders' equity.....................................................    41,858         44,135
                                                                                ------------   -----------
Total liabilities and stockholders' equity.....................................   $45,233        $49,925
                                                                                ============   ===========

See accompanying notes.

                         Interpore International, Inc.
                  Condensed Consolidated Statements of Income
                     (in thousands, except per share data)
                                  (unaudited)

                                             Three months ended            Six months ended
                                                  June 30,                     June 30,
                                           ----------------------        ----------------------
                                            2000           2001           2000           2001
                                           -------        -------        -------        -------
Net sales                                  $11,330        $13,016        $22,773        $24,297
Cost of goods sold                           3,445          3,723          6,997          7,085
                                           -------        -------        -------        -------
Gross profit                                 7,885          9,293         15,776         17,212
                                           -------        -------        -------        -------
Operating expenses:
     Research and development                1,292          1,689          2,479          3,286
     Selling and marketing                   3,947          4,528          7,787          8,530
     General and administrative                973          1,347          2,096          2,371
     Non-recurring charges                     268              -            268              -
                                           -------        -------        -------        -------
Total operating expenses                     6,480          7,564         12,630         14,187
                                           -------        -------        -------        -------

Income from operations                       1,405          1,729          3,146          3,025
                                           -------        -------        -------        -------

Interest income                                156            152            292            353
Interest expense                               (69)            (6)          (145)            (6)
Other income                                   105            126            200            261
                                           -------        -------        -------        -------
Total interest and other income, net           192            272            347            608
                                           -------        -------        -------        -------

Income before taxes                          1,597          2,001          3,493          3,633
Income tax provision                           623            771          1,362          1,399
                                           -------        -------        -------        -------
Net income                                 $   974        $ 1,230        $ 2,131        $ 2,234
                                           =======        =======        =======        =======
Net income per share:
     Basic                                 $   .07        $   .09        $   .15        $   .15
     Diluted                               $   .07        $   .08        $   .14        $   .15

Shares used in computing net income
 per share:
     Basic                                  13,807         14,429         13,761         14,426
     Diluted                                14,859         14,634         14,957         14,629

See accompanying notes.

                         Interpore International, Inc.
                Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (unaudited)

                                                                    Six months ended
                                                                         June 30,
                                                                  -----------------------
                                                                   2000            2001
                                                                  -------         -------
Cash flows from operating activities
Net income                                                        $ 2,131         $ 2,234
Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                               496             476
          Changes in operating assets and liabilities:
               Accounts receivable                                 (1,264)           (859)
               Inventories                                            567            (792)
               Prepaid expenses                                      (985)           (957)
               Other assets                                            71            (426)
               Accounts payable and accrued liabilities               722           2,425
                                                                  -------         -------
Net cash provided by operating activities                           1,738           2,101
                                                                  -------         -------
Cash flows from investing activities
Sales of short-term investments                                     3,463               -
Capital expenditures                                                 (519)           (417)
Expenditures for patent rights and other intangible assets            (75)            (67)
                                                                  -------         -------
Net cash provided by (used in) investing activities                 2,869            (484)
                                                                  -------         -------
Cash flows from financing activities
Repayment of long-term debt and capital lease obligations              (9)            (10)
Proceeds from exercise of stock options                               263               3
Proceeds from employee stock purchase plan                             37              40
                                                                  -------         -------
Net cash provided by financing activities                             291              33
                                                                  -------         -------
Net increase in cash and cash equivalents                           4,898           1,650
Cash and cash equivalents at beginning of period                    6,315          14,610
                                                                  -------         -------
Cash and cash equivalents at end of period                        $11,213         $16,260
                                                                  =======         =======

See accompanying notes.

                         Interpore International, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)


1.  Organization and Description of Business

     Interpore International, Inc., doing business as Interpore Cross International together with its subsidiaries, unless the context implies otherwise ("Interpore Cross"), operates in one business segment: the design, manufacture and marketing of medical devices for the orthopedic marketplace. The products are distributed in the United States and internationally.


2.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to Securities and Exchange Commission regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position at June 30, 2001 and the consolidated results of operations and cash flows for the periods ended June 30, 2000 and 2001.

     The accompanying condensed consolidated financial statements include the accounts of Interpore Cross and its subsidiaries after elimination of all significant intercompany transactions.

     The results of operations and cash flows for the periods ended June 30, 2001 are not necessarily indicative of results to be expected for future quarters or the full year.

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

                                                                                 Three months ended          Six months ended
                                                                                      June 30,                   June 30,
                                                                               ---------------------      ---------------------
                                                                                 2000          2001         2000          2001
                                                                               -------       -------      -------       -------
Net income used in the calculation of basic earnings per share                 $   974       $ 1,230      $ 2,131       $ 2,234
Interest on Convertible Subordinated Debentures                                   /(1)/            -         /(1)/            -
                                                                               -------       -------      -------       -------
Net income used in calculation of diluted earnings per share                   $   974       $ 1,230      $ 2,131       $ 2,234
                                                                               =======       =======      =======       =======
Shares used in computing net income per share - basic:
     Weighted average common shares outstanding                                 13,807        14,429       13,761        14,426

Effect of dilutive securities:
     Weighted average convertible preferred stock/(2)/                               -             -           11             -
     Shares issuable pursuant to stock option plans                              1,052           205        1,185           203
     Shares issuable under the Convertible Subordinated Debentures/(2)/
                                                                                  /(1)/            -         /(1)/            -
                                                                               -------       -------      -------       -------
Shares used in computing net income per share - diluted                         14,859        14,634       14,957        14,629
                                                                               =======       =======      =======       =======
Net income per share - basic                                                   $   .07       $   .09      $   .15       $   .15
Net income per share - diluted                                                 $   .07       $   .08      $   .14       $   .15

---------------------
/(1)/ Shares issuable from the convertible subordinated debentures were excluded from the calculation of diluted earnings per share for the quarter and six months ended June 30, 2000 since their effect would have been anti-dilutive.

/(2)/ On March 1, 2000, all of the outstanding Series E Preferred Stock converted into common stock. As of August 1, 2000, all of the Convertible Subordinated Debentures had either been redeemed or converted into common stock.


3.  Inventories

     Inventories are stated at the lower of first-in, first-out average cost or market. Inventories are comprised of the following (in thousands):

                            December 31,              June 30,
                                2000                    2001
                            ------------            ------------
  Raw materials                $ 1,202                 $ 1,349
  Work-in-process                  575                     603
  Finished goods                10,708                  11,325
                               -------                 -------
                               $12,485                 $13,277
                               =======                 =======

4.  Contingencies

     On September 5, 2000, our wholly-owned subsidiary, Cross Medical Products, Inc. ("Cross"), filed suit in the U.S. District Court, Central District of California, against DePuy AcroMed, Inc., a Johnson & Johnson company and Biedermann Motech GmbH, which alleges that DePuy AcroMed has infringed and continues to infringe Cross' U.S. Patent Nos. 5,466,237 and 5,474,555. These patents relate to the VLS(TM) or Variable Locking Screw technology embodied in certain components of our Synergy(TM) Spinal System. The Complaint seeks damages for willful past and continuing infringement of the patents. The Complaint also seeks a declaratory judgment against DePuy AcroMed and Biedermann Motech that Cross is not infringing Biedermann Motech's patent no. 5,207,678. DePuy AcroMed has responded to the Complaint alleging that Cross' patents are invalid and unenforceable, and alleging that it does not infringe.

     On May 21, 2001, the Court dismissed Cross' declaratory judgment claim, ruling that Biedermann Motech is not subject to personal jurisdiction in California and is indispensable to the claim. Cross is exploring strategies in response to this ruling.

     The Court has set trial for May 2002, and the parties are currently involved in discovery.

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


5.  Comprehensive Income

     Total comprehensive income represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net income. The components of comprehensive income, net of related tax, are as follows (in thousands):

                                         Three months ended        Six months ended
                                              June 30,                 June 30,
                                        -------------------       -------------------
                                         2000         2001         2000         2001
                                        ------       ------       ------       ------
Net income                               $ 974       $1,230       $2,131       $2,234
Reclassification adjustment related
  to short-term investments                  3            -            4            -
                                        ------       ------       ------       ------
Comprehensive income                    $  977       $1,230       $2,135       $2,234
                                        ======       ======       ======       ======


6.   Non-recurring Charges

     During the second quarter of 2000, a non-recurring charge of $268,000 was recorded in connection with the withdrawal of a proposed secondary public stock offering.

7.   Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses financial accounting and reporting for business combinations and requires all business combinations to be accounted for using the purchase method. SFAS No. 141 is effective for any business combinations initiated after June 30, 2001. SFAS No. 142, effective for Interpore Cross on January 1, 2002, addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Goodwill and other intangible assets with indefinite lives will no longer be amortized but instead will be subject to impairment tests at least annually. As of June 30, 2001, Interpore Cross does not have any goodwill or other intangible assets with indefinite lives and therefore expects the adoption of SFAS 142 will not have an impact on its consolidated financial position or results of operations.

8.  Subsequent Event

     On July 10, 2001, Interpore completed the acquisition of American OsteoMedix Corporation ("AOM"), a developer and marketer of minimally invasive surgery products. Consideration consisted of approximately $8 million in cash and approximately 2.4 million shares of Interpore common stock. Additionally, each shareholder of AOM may receive a pro rata portion of additional cash consideration of up to $5 million in the aggregate, contingent upon Interpore's sales of AOM product systems following the acquisition. The transaction will be accounted for as a purchase, and therefore the operations of AOM will be included in Interpore's consolidated results of operations beginning on July 10, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Description of Business

     Our revenues are generated from the sale of products in two principal categories--spinal products and orthobiologic products. Our spinal products consist of titanium or stainless steel hooks, rods, plates, spacers and screws and related instruments required for the surgeon to assemble a construct which restores the natural anatomy of the spine, keeping it immobilized while a bone graft eventually fuses the vertebrae. Our orthobiologic products consist of synthetic bone graft substitute materials and products used to derive Autologous Growth Factors(TM) (AGF(TM)). AGF fibrinogen-rich extract is used to provide faster, more complete bone growth and enhance the performance of our bone graft products.

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

     For our spinal products, we invoice hospitals directly following a surgical procedure in which our products are used. Our spinal products are made available to hospitals from consignment inventories maintained by our larger independent agents, or from loaner implant sets that we ship from our facility. For our orthobiologic products, we generally ship directly to hospitals from our facility, and we invoice hospitals upon shipment.

     Outside the United States, we sell our products directly to distributors who maintain an inventory of our products. We record revenue at the time of shipment to the distributor at prices reflecting a discount from our U.S. list prices. The distributors service the surgeons and hospitals, deliver products and invoice hospitals directly at prices determined by the distributors.

     Because our revenues from U.S. hospitals are primarily at list price, and our revenues from international distributors are at a discount to U.S. list prices, our overall gross margin is subject to fluctuation based on our domestic versus international sales mix, with domestic gross margins being somewhat higher than international gross margins. Additionally, the mix between spinal products sales and orthobiologic products sales also affects our gross margins, with higher margins in orthobiologics.

Results of Operations

     The following table presents our results of operations as percentages:

                                     Three months ended June 30,       Six months ended June 30,
                                   -------------------------------   ------------------------------
                                    Percentage of       Percentage    Percentage of      Percentage
                                      net sales           change       net sales           change
                                   ----------------      --------    ----------------     --------
                                                         2001 vs.                         2001 vs.
                                    2000       2001       2000        2000       2001       2000
                                   -----      -----      -----       -----      -----       -----
Net sales                          100.0%     100.0%      14.9%      100.0%     100.0%        6.7%
Cost of goods sold                  30.4%      28.6%       8.1%       30.7%      29.2%        1.3%
                                   -----      -----      -----       -----      -----       -----
    Gross profit                    69.6%      71.4%      17.9%       69.3%      70.8%        9.1%
                                   -----      -----      -----       -----      -----       -----
Operating expense:
  Research and development          11.4%      13.0%      30.7%       10.9%      13.5%       32.6%
  Selling and marketing             34.8%      34.8%      14.7%       34.2%      35.1%        9.5%
  General and administrative         8.6%      10.3%      38.4%        9.2%       9.8%       13.1%
  Non-recurring charges              2.4%         -        n/a         1.2%         -         n/a
                                   -----      -----      -----       -----      -----       -----
     Total operating expenses       57.2%      58.1%      16.7%       55.5%      58.4%       12.3%
                                   -----      -----      -----       -----      -----       -----
Income from operations              12.4%      13.3%      23.1%       13.8%      12.4%       (3.9%)
                                   =====      =====      =====       =====      =====       =====

Three months ended June 30, 2000 and 2001
-----------------------------------------

     For the quarter ended June 30, 2001, sales of $13.0 million were $1.7 million or 14.9% higher than net sales of $11.3 million for the same period of 2000.

                                         Three months ended
                                              June 30,                   Change
                                      -----------------------      ------------------
                                       2000             2001       Amount        %
                                      -------         -------      -------    -------
Spinal product sales...............   $ 6,116         $ 7,951      $ 1,835       30.0%
Orthobiologic product sales........     5,214           5,065         (149)      (2.9%)
                                      -------         -------      -------    -------
  Total sales......................   $11,330         $13,016      $ 1,686       14.9%
                                      =======         =======      =======    =======

     Sales of spinal products increased in the quarter ended June 30, 2001 by $1.8 million or 30.0% to $7.9 million, compared to $6.1 million for the quarter ended June 30, 2000. The increase is attributable to increased sales of our base spinal products, primarily the Synergy(TM) Spinal System, and sales of our recently released C-Tek(TM) Anterior Cervical Plate System.

     Sales of orthobiologic products decreased by $149,000 or 2.9% to $5.1 million for the three months ended June 30, 2001, compared to $5.2 million for the three months ended June 30, 2000. The decrease was caused by comparatively lower sales of synthetic bone graft products, partially offset by an increase in sales of AGF-related products.

     Total domestic sales of spinal products and orthobiologic products increased 12.3% or $1.1 million to $9.8 million for the three months ended June 30, 2001, compared to $8.7 million for the same period of 2000. International sales of $3.2 million for the second quarter of 2001 were higher by $609,000 or 23.4% compared to $2.6 million for the second quarter of 2000.

     For the quarter ended June 30, 2001, the gross margin was 71.4% of sales compared to 69.6% of sales for the quarter ended June 30, 2000. This improvement primarily related to higher average selling prices for our spinal products and operating efficiencies.

     Total operating expenses for the quarter ended June 30, 2001 increased by 16.7% or $1.1 million to $7.6 million, compared to $6.5 million for the same quarter of 2000. As a percentage of sales, total operating expenses increased from 57.2% in the second quarter of 2000 to 58.1% in the second quarter of 2001. Research and development expenses increased by 30.7% or $397,000 due primarily to efforts related to the development of potential new products. Research and development expenses are expected to reflect similar growth rates over the next one to two quarters. Selling and marketing expenses increased 14.7% or $581,000 compared to the second quarter of 2000 primarily due to commissions on increased sales. General and administrative expenses increased by 38.4% or $374,000, primarily the result of legal expenses associated with the DePuy AcroMed litigation and products liability insurance expenses. During the second quarter of 2000, we recorded a non-recurring charge of $268,000 in connection with the withdrawal of our proposed secondary public stock offering.

     Total interest and other income increased $80,000 or 41.7%, to $272,000 for the quarter ended June 30, 2001, compared to $192,000 during the same period of 2000. Lower interest expense resulting from the elimination of long-term debt in 2000 and increased royalty income were the primary reasons for the increase.

     The effective tax rates for the second quarters of 2001 and 2000 were 38.5% and 39.0%, respectively.

Six months ended June 30, 2000 and 2001
---------------------------------------

     For the six months ended June 30, 2001, sales of $24.3 million were $1.5 million or 6.7% higher than net sales of $22.8 million for the same period of 2000.

                                     Six months ended
                                         June 30,                  Change
                                  ----------------------      -----------------
                                   2000           2001        Amount      %
                                  -------        -------      -------   -------
Spinal product sales............  $12,610        $14,088       $1,478      11.7%
Orthobiologic product sales.....   10,163         10,209           46        .5%
                                  -------        -------      -------   -------
  Total sales...................  $22,773        $24,297       $1,524       6.7%
                                  =======        =======      =======   =======

     Sales of spinal products increased in the six month period ended June 30, 2001 by $1.5 million or 11.7% to $14.1 million, compared to $12.6 million for the six month period ended June 30, 2000. The majority of the increase resulted from sales of our new C-Tek Anterior Cervical Plate System.

     Sales of orthobiologic products increased by $46,000 or .5% to $10.2 million for the six months ended June 30, 2001. An increase in sales of AGF related products was mostly offset by decreased sales of synthetic bone products.

     Total domestic sales of spinal implant products and orthobiologic products increased 5.5% or $975,000 to $18.7 million for the six months ended June 30, 2001, compared to $17.8 million for the same period of 2000. International sales of $5.6 million for the six months ended June 30, 2001 were higher by $549,000 or 10.9% compared to $5.0 million during the same period of 2000.

     For the six months ended June 30, 2001, the gross margin was 70.8% of sales compared to 69.3% of sales for the six months ended June 30, 2000. This improvement primarily related to higher average selling prices for our spinal products and operating efficiencies.

     Total operating expenses for the six months ended June 30, 2001 increased by 12.3% or $1.6 million to $14.2 million, compared to $12.6 million for the same period of 2000. As a percentage of sales, total operating expenses increased from 55.5% in the first six months of 2000 to 58.4% in the first six months of 2001. Research and development expenses increased by 32.6% or $807,000 due primarily to efforts related to the development of potential new products. Selling and marketing expenses increased 9.5% or $743,000 compared to the six months ended June 30, 2000 primarily due to commissions on increased sales and increased net expenses related to our symposiums. General and administrative expenses increased 13.1% or $275,000, primarily as the result of increased legal expenses associated with the DePuy AcroMed litigation.

     Total interest and other income increased $261,000 or 75.2%, to $608,000 for the six months ended June 30, 2001, compared to $347,000 during the same period of 2000. Increased interest income on higher average cash, cash equivalents and short-term investment balances in 2001, lower interest expense resulting from the elimination of long-term debt in 2000 and increased royalty income were the primary reasons for the increase.

     The effective tax rates for the first six months of 2001 and 2000 were 38.5% and 39.0%, respectively.

Liquidity and Capital Resources

     In the first six months of 2001, our operations generated positive cash flow of approximately $2.1 million. We invest our excess cash in U.S. Treasury securities and high-grade marketable securities. At June 30, 2001, cash, cash equivalents and short-term investments totaled $16.3 million, up $1.7 million from $14.6 million at December 31, 2000. We also have a $5.0 million revolving line of credit available to us that had no amount outstanding at June 30, 2001 and which expires in June 2002.

     We have used and may continue to use our cash, our common stock, or a combination of both to pay for purchased technologies, product lines, mergers and acquisitions. On July 10, 2001, we used approximately $8 million of our cash in connection with the acquisition of American OsteoMedix Corporation. We also intend to continue to invest in the development of our business. We believe we currently possess sufficient resources to meet the cash requirements of our operations for at least the next year. However, some of the aforementioned activities may require cash in excess of that which we currently possess, and we can give no assurance that we will be able to raise the additional capital on satisfactory terms, if at all.

     At June 30, 2001, we had no material commitments for capital expenditures.

Cautionary Note Regarding Forward-Looking Statements

     We caution the reader that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statement which may have been deemed to have been made in this report or which are otherwise made by us or on our behalf. For this purpose any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "would", "estimate", "continue" or "pursue", or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements.

     Forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among other things:

     . the success of our product development activities and uncertainties related to the timing or outcome of such activities;

     . the timing with which regulatory authorizations and product introduction may be achieved, if at all;

     . our ability to adequately protect our technology and enforce our intellectual property rights;

     . our success in acquiring or licensing proprietary technologies that are necessary for our product development activities;

     . the outcome of litigation involving Interpore Cross (including patent, trademark and copyright litigation), and the costs, expenses and possible diversion of management's time and attention arising from such litigation;

     . our ability to obtain and maintain a sufficient supply of products to meet market demand in a timely manner;

     . our ability to timely and cost effectively integrate into our operations the companies that we acquire, including AOM;

     . our dependence on single source suppliers and the risks associated with a production interruption or shipment delays at such suppliers;

     . the scope, outcome and timeliness of any governmental, court or other regulatory action (including, without limitation, the scope, outcome or timeliness of any inspection or other action of the FDA);

     . the availability on commercially reasonable terms of raw materials and other third party sourced products;

     .  our exposure to product liability and other lawsuits and contingencies;

     . our successful compliance with extensive, costly, complex and evolving governmental regulations and restrictions;

     . market acceptance of and continued demand for our products and the impact of competitive products and pricing; and

     . other risks and uncertainties detailed herein and from time to time in our Securities and Exchange Commission filings. The information contained in this report is as of June 30, 2001, unless expressly stated as of another date. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities and Exchange Commission. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2000. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.


Item 3.    Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalent balances and marketable securities. However, as all of our investments are in short-term instruments, we believe that we have no material market risk exposure.

PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

     On September 5, 2000, our wholly-owned subsidiary, Cross Medical Products, Inc. ("Cross"), filed suit in the U.S. District Court, Central District of California, against DePuy AcroMed, Inc., a Johnson & Johnson company and Biedermann Motech GmbH, which alleges that DePuy AcroMed has infringed and continues to infringe Cross' U.S. Patent Nos. 5,466,237 and 5,474,555. These patents relate to the VLS(TM) or Variable Locking Screw technology embodied in certain components of our Synergy(TM) Spinal System. The Complaint seeks damages for willful past and continuing infringement of the patents. The Complaint also seeks a declaratory judgment against DePuy AcroMed and Biedermann Motech that Cross is not infringing Biedermann Motech's patent no. 5,207,678. DePuy AcroMed has responded to the Complaint alleging that Cross' patents are invalid and unenforceable, and alleging that it does not infringe.

     On May 21, 2001, the Court dismissed Cross' declaratory judgment claim, ruling that Biedermann Motech is not subject to personal jurisdiction in California and is indispensable to the claim. Cross is exploring strategies in response to this ruling.

     The Court has set trial for May 2002, and the parties are currently involved in discovery.

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

Item 4.    Submission of Matters to a Vote of Security Holders

     On May 18, 2001, Interpore Cross held its 2001 Annual Meeting of Stockholders to vote on one proposal. The number of shares entitled to vote was 14,422,899. The number of shares represented in person or by proxy was 12,213,395.

     The following are the voting results for the proposal:

     PROPOSAL:  Election of two Class III members of the Board of Directors of
                Interpore Cross to serve until the Annual Meeting of Stockholders in the year 2004 or until their successors are duly elected and qualified:

                                                     Percentage of shares
                Nominee            Number of votes    present and voting
                -------            ---------------   --------------------
                David C. Mercer      11,432,927               94%
                Joseph A. Mussey     11,432,927               94%


Item 6.      Exhibits and Reports on Form 8-K

             a.  Exhibits.

                 Reference is made to the Exhibit Index on Page 17 hereof.

             b.  Reports on Form 8-K.

                 On June 1, 2001, the Company filed a report on Form 8-K with the Securities and Exchange Commission describing an Agreement to acquire American OsteoMedix Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  August 10, 2001                   INTERPORE INTERNATIONAL, INC.
                                                  (Registrant)


                                         By: /s/ David C. Mercer
                                             -------------------------
                                             David C. Mercer,
                                             Chairman and Chief Executive
                                             Officer



                                         By:  /s/ Richard L. Harrison
                                              -----------------------
                                              Richard L. Harrison
                                              Sr. Vice President and
                                              Chief Financial Officer

                                 EXHIBIT INDEX


  Exhibit
   Number      Description
  -------      -----------
   2.01        Agreement and Plan of Merger dated as of May 30, 2001, among
               Interpore International, Inc., a Delaware corporation, OP Sub,
               Inc., a California corporation and American OsteoMedix
               Corporation, a Virginia corporation, and the Shareholders of American OsteoMedix Corporation (25)

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

   4.03        Registration Rights Agreement (25)

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

   10.21       2000 Equity Participation Plan (21)

   21.01       Subsidiaries of the Registrant (22)
--------------------------
 (1) Incorporated by reference from our Registration Statement on Form S-4, Registration No. 333-49487.

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

(25) Incorporated by reference from our Current Report on Form 8-K dated July 24, 2001.