Form 10-Q
period 2001-09-30
INTERPORE INTERNATIONAL INC /DE/
filed 2001-11-13
CIK 854093

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                               ----------------
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

                                      or

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

     As of November 8, 2001, there were 16,845,958 shares of the registrant's common stock issued and outstanding.

                         Interpore International, Inc.

                                     Index

PART I.   FINANCIAL INFORMATION                                                         Page(s)
                                                                                        -------
Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets as of
               December 31, 2000  and September 30, 2001 (unaudited).....................     3

               Condensed Consolidated Statements of Income (unaudited) for the three and nine month periods ended September 30, 2000 and
               September 30, 2001........................................................     4

               Condensed Consolidated Statements of Cash Flows (unaudited) for the
               nine month periods ended September 30, 2000 and September 30, 2001........     5

               Notes to Condensed Consolidated Financial Statements......................     6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................................    10

Item 3.        Quantitative and Qualitative Disclosures About Market Risk................    14

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..............................................................    15

Item 6.   Exhibits and Reports on Form 8-K...............................................    15

                         Interpore International, Inc.
                     Condensed Consolidated Balance Sheets
                       (in thousands, except share data)

                                                                                      December 31,         September 30,
                                                                                         2000                  2001
                                                                                     -------------         -------------
Assets                                                                                                      (unaudited)
Current assets:
   Cash and cash equivalents....................................................      $  14,610              $   7,928
   Accounts receivable, less allowance for doubtful accounts
     of $461 and $454 in 2000 and 2001, respectively............................          9,536                 10,301
   Inventories..................................................................         12,485                 15,076
   Prepaid expenses.............................................................          1,091                  1,943
   Deferred income taxes........................................................          2,088                  2,088
   Other current assets.........................................................            102                     48
                                                                                      ---------              ---------
Total current assets............................................................         39,912                 37,384
Property, plant and equipment, net..............................................          1,509                  1,787
Deferred income taxes...........................................................          1,598                  1,598
Intangible assets, net..........................................................          2,143                 22,116
Other assets....................................................................             71                     49
                                                                                      ---------              ---------
Total assets....................................................................      $  45,233              $  62,934
                                                                                      =========              =========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable.............................................................      $     886              $     990
   Accrued compensation and related expenses....................................          1,347                  1,769
   Accrued royalties............................................................            372                    492
   Income taxes payable.........................................................            188                  1,202
   Other accrued liabilities....................................................            582                    960
                                                                                      ---------              ---------
Total current liabilities.......................................................          3,375                  5,413
                                                                                      ---------              ---------
Commitments and contingencies
Stockholders' equity:
   Series E convertible preferred stock, voting, par value $.01 per share:
     Authorized shares - 594,000; issued and outstanding shares - none..........              -                      -
   Preferred stock, par value $.01 per share: Authorized shares -
     4,406,000; outstanding shares - none.......................................              -                      -
   Common stock, par value $.01 per share: Authorized shares - 50,000,000;
     issued and outstanding shares - 15,026,302 at December 31, 2000 and
     17,442,959 at September 30, 2001...........................................            150                    174
   Additional paid-in-capital...................................................         49,928                 62,520
   Accumulated deficit..........................................................         (5,111)                (2,064)
                                                                                      ---------              ---------
                                                                                         44,967                 60,630
   Less treasury stock, at cost - 605,000 shares at December 31, 2000 and
     September 30, 2001.........................................................         (3,109)                (3,109)
                                                                                      ---------              ---------
Total stockholders' equity......................................................         41,858                 57,521
                                                                                      ---------              ---------
Total liabilities and stockholders' equity......................................      $  45,233              $  62,934
                                                                                      =========              =========

See accompanying notes.

                         Interpore International, Inc.
                  Condensed Consolidated Statements of Income
                     (in thousands, except per share data)
                                  (unaudited)


                                                           Three months ended                 Nine months ended
                                                              September 30,                     September 30,
                                                       --------------------------        -------------------------
                                                          2000             2001             2000            2001
                                                       ---------        ---------        ---------       ---------
Net sales                                              $  10,613        $  12,230        $  33,386       $  36,527
Cost of goods sold                                         3,119            3,457           10,116          10,542
                                                       ---------        ---------        ---------       ---------
Gross profit                                               7,494            8,773           23,270          25,985
                                                       ---------        ---------        ---------       ---------

Operating expenses:
     Research and development                              1,346            1,600            3,825           4,886
     Selling and marketing                                 3,738            4,588           11,525          13,118
     General and administrative                              953            1,487            3,049           3,858
     Non-recurring charges                                     -                -              268               -
                                                       ---------        ---------        ---------       ---------
Total operating expenses                                   6,037            7,675           18,667          21,862
                                                       ---------        ---------        ---------       ---------

Income from operations                                     1,457            1,098            4,603           4,123
                                                       ---------        ---------        ---------       ---------

Interest income                                              191               80              483             433
Interest expense                                              (7)              (7)            (152)            (13)
Other income                                                 117              151              317             412
                                                       ---------        ---------        ---------       ---------
Total interest and other income, net                         301              224              648             832
                                                       ---------        ---------        ---------       ---------

Income before taxes                                        1,758            1,322            5,251           4,955
Income tax provision                                         580              509            1,942           1,908
                                                       ---------        ---------        ---------       ---------
Net income                                             $   1,178        $     813        $   3,309       $   3,047
                                                       =========        =========        =========       =========

Net income per share:
     Basic                                             $      .08       $      .05       $      .24      $      .20
     Diluted                                           $      .08       $      .05       $      .22      $      .20

Shares used in computing net income per share:
     Basic                                                 14,237           16,436           13,920          15,096
     Diluted                                               15,189           17,020           15,335          15,388

     See accompanying notes.

                         Interpore International, Inc.
                Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (unaudited)

                                                                                    Nine months ended September 30,
                                                                                  -----------------------------------
                                                                                     2000                     2001
                                                                                  ----------               ----------
Cash flows from operating activities
Net income                                                                           $ 3,309                  $ 3,047
Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                                                  733                      731
          Changes in operating assets and liabilities:
               Accounts receivable                                                       268                     (315)
               Inventories                                                               653                   (2,021)
               Prepaid expenses                                                         (568)                    (543)
               Other assets                                                               90                       76
               Accounts payable and accrued liabilities                                  262                    1,534
                                                                                  ----------               ----------
Net cash provided by operating activities                                              4,747                    2,509
                                                                                  ----------               ----------

Cash flows from investing activities
Net cash paid for American OsteoMedix Corporation                                          -                   (8,413)
Sales of short-term investments                                                        3,463                        -
Capital expenditures                                                                    (657)                    (738)
Expenditures for patent rights and other intangible assets                              (102)                     (73)
                                                                                  ----------               ----------
Net cash provided by (used in) investing activities                                    2,704                   (9,224)
                                                                                  ----------               ----------

Cash flows from financing activities
Repayment of long-term debt and capital lease obligations                               (169)                     (10)
Proceeds from exercise of stock options                                                1,302                        3
Proceeds from employee stock purchase plan                                                37                       40
                                                                                  ----------               ----------
Net cash provided by financing activities                                              1,170                       33
                                                                                  ----------               ----------

Net increase (decrease) in cash and cash equivalents                                   8,621                   (6,682)
Cash and cash equivalents at beginning of period                                       6,315                   14,610
                                                                                  ----------               ----------
Cash and cash equivalents at end of period                                        $   14,936               $    7,928
                                                                                  ==========               ==========

See accompanying notes.

                         Interpore International, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)


1. Organization and Description of Business

     Interpore International, Inc., doing business as Interpore Cross International together with its subsidiaries, unless the context implies otherwise ("Interpore Cross"), operates in one business segment: the design, manufacture and marketing of medical devices for the orthopedic marketplace. Our products are distributed in the United States and internationally.


2. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to Securities and Exchange Commission regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position at September 30, 2001 and the consolidated results of operations and cash flows for the periods ended September 30, 2000 and 2001.

     The accompanying condensed consolidated financial statements include the accounts of Interpore Cross and its subsidiaries after elimination of all significant intercompany transactions.

     The results of operations and cash flows for the periods ended September 30, 2001 are not necessarily indicative of results to be expected for future quarters or the full year.

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

                                                                      Three months ended                 Nine months ended
                                                                         September 30,                      September 30,
                                                                   -------------------------          ------------------------
                                                                    2000              2001             2000             2001
                                                                   -------           -------          -------          -------
Net income used in the calculation of basic earnings per share     $ 1,178           $   813          $ 3,309          $ 3,047
Interest on Convertible Subordinated Debentures                          -                 -               70                -
                                                                   -------           -------          -------          -------
Net income used in calculation of diluted earnings per share       $ 1,178           $   813          $ 3,379          $ 2,234
                                                                   =======           =======          =======          =======


Shares used in computing net income per share - basic:
     Weighted average common shares outstanding                     14,237            16,436           13,920           15,096

Effect of dilutive securities:
     Weighted average convertible preferred stock/(1)/                   -                 -                8                -
     Shares issuable pursuant to stock option plans                    882               584            1,088              292
     Shares issuable under the Convertible Subordinated
       Debentures                                                       70                 -              319                -
                                                                   -------           -------          -------          -------
Shares used in computing net income per share - diluted             15,189            17,020           15,335           15,388
                                                                   =======           =======          =======          =======

Net income per share - basic                                       $   .08           $   .05          $   .24          $   .20
Net income per share - diluted                                     $   .08           $   .05          $   .22          $   .20

_____________________

/(1)/ On March 1, 2000, all of the outstanding Series E Preferred Stock converted into common stock. As of August 1, 2000, all of the Convertible Subordinated Debentures had either been redeemed or converted into common stock.


3. Inventories

     Inventories are stated at the lower of first-in, first-out average cost or market. Inventories are comprised of the following (in thousands):


                                         December 31,      September 30,
                                             2000              2001
                                        --------------    ---------------
   Raw materials                           $   1,202         $   1,421
   Work-in-process                               575               925
   Finished goods                             10,708            12,730
                                           ---------         ---------
                                           $  12,485         $  15,076
                                           =========         =========

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


5. Comprehensive Income

     Total comprehensive income represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net income. The components of comprehensive income, net of related tax, are as follows (in thousands):

                                                                   Three months ended                 Nine months ended
                                                                      September 30,                     September 30,
                                                                  -------------------------         -------------------------
                                                                    2000              2001            2000             2001
                                                                  --------          -------         --------         --------
Net income                                                        $  1,178          $   813         $  3,309         $  3,047
Reclassification adjustment related to short-term investments            -                -                4                -
                                                                  --------          -------         --------         --------
Comprehensive income                                              $  1,178          $   813         $  3,313         $  3,047
                                                                  ========          =======         ========         ========

6. Non-recurring Charges

     During the second quarter of 2000, a non-recurring charge of $268,000 was recorded in connection with the withdrawal of a proposed secondary public stock offering.

7. Acquisition

     On July 10, 2001, Interpore Cross completed the acquisition of American OsteoMedix Corporation ("AOM"), a developer and marketer of minimally invasive surgery products. The initial transaction value was $21 million, including approximately $8 million in cash and approximately 2.4 million shares of Interpore Cross common stock valued at $12 million. In addition to the initial consideration, there is contingent cash consideration of up to $5 million based upon the attainment of certain AOM product systems sales goals through 2005. The transaction has been accounted for using the purchase method of accounting. Results of operations of AOM are included in Interpore Cross' consolidated results of operations beginning on July 10, 2001. Approximately $20 million of the purchase price was allocated to goodwill.


8. Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses financial accounting and reporting for business combination and requires all business combinations to be accounted for using the purchase method. SFAS No. 141 is effective for any business combinations initiated after June 30, 2001. SFAS No. 142, effective for Interpore Cross on January 1, 2002, addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Goodwill and other intangible assets with indefinite lives will no longer be amortized but instead will be subject to impairment tests at least annually. In July 2001, with the acquisition of AOM, Interpore Cross has adopted SFAS No. 141 and SFAS No. 142.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Description of Business

     Our revenues are generated from the sale of products in three principal categories--spinal products, orthobiologic products and minimally invasive surgery products. Our spinal products consist of titanium or stainless steel hooks, rods, plates, spacers and screws and related instruments required for the surgeon to assemble a construct which restores the natural anatomy of the spine, keeping it immobilized while a bone graft eventually fuses the vertebrae. Our orthobiologic products consist of synthetic bone graft substitute materials and products used to derive Autologous Growth Factors(TM) (AGF(TM)). AGF fibrinogen-rich extract is used to provide faster, more complete bone growth and enhance the performance of our bone graft products. Our minimally invasive surgery products consist of instruments and devices used to deliver materials into bony structures in a minimally invasive procedure. The products in this category were obtained in our recent acquisition of American OsteoMedix Corporation ("AOM").

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

     For our spinal products, we invoice hospitals directly following a surgical procedure in which our products are used. Our spinal products are made available to hospitals from consignment inventories maintained by our larger independent agents, or from loaner implant sets that we ship from our facility. For our orthobiologic and minimally invasive surgery products, we generally ship directly to hospitals from our facility, and we invoice hospitals upon shipment.

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

Recent Event

     On July 10, 2001, Interpore Cross completed the acquisition of American OsteoMedix Corporation ("AOM"), a developer and marketer of minimally invasive surgery products. The initial transaction value was $21 million, including approximately $8 million in cash and approximately 2.4 million shares of Interpore Cross common stock valued at $12 million. In addition to the initial consideration, there is contingent cash consideration of up to $5 million based upon the attainment of certain AOM product systems sales goals through 2005. The transaction has been accounted for using the purchase method of accounting. Results of operations of AOM are included in Interpore Cross' consolidated results of operations beginning on July 10, 2001. Approximately $20 million of the purchase price was allocated to goodwill.

Results of Operations

     The following table presents our results of operations as percentages:

                                        Three months ended September 30,            Nine months ended September 30,
                                     --------------------------------------      -------------------------------------
                                                                 Percentage                                 Percentage
                                     Percentage of net sales       change        Percentage of net sales      change
                                     -----------------------    -----------      -----------------------    ----------
                                                                  2001 vs.                                   2001 vs.
                                       2000           2001         2000            2000           2001          2000
                                     --------      ---------    ----------       ---------     ---------    ----------
Net sales                               100.0%         100.0%         15.3%          100.0%        100.0%          9.4%
Cost of goods sold                       29.4%          28.3%         10.8%           30.3%         28.9%          4.2%
                                     --------      ---------    ----------       ---------     ---------    ----------
    Gross profit                         70.6%          71.7%         17.1%           69.7%         71.1%         11.7%
                                     --------      ---------    ----------       ---------     ---------    ----------
Operating expense:
  Research and development               12.7%          13.1%         18.9%           11.5%         13.4%         27.7%
  Selling and marketing                  35.2%          37.5%         22.7%           34.5%         35.9%         13.8%
  General and administrative              9.0%          12.1%         56.0%            9.1%         10.5%         26.5%
  Non-recurring charges                     -              -           n/a              .8%            -           n/a
                                     --------      ---------    ----------       ---------     ---------    ----------
     Total operating expenses            56.9%          62.7%         27.1%           55.9%         59.8%         17.1%
                                     --------      ---------    ----------       ---------     ---------    ----------
Income from operations                   13.7%           9.0%        (24.6%)          13.8%         11.3%        (10.4%)
                                     ========      =========    ==========       =========     =========    ==========

Three months ended September 30, 2000 and 2001
----------------------------------------------

     For the quarter ended September 30, 2001, sales of $12.2 million were $1.6 million or 15.3% higher than net sales of $10.6 million for the same period of 2000.

                                          Three months ended September 30,              Change
                                         ---------------------------------      -----------------------
                                            2000                  2001            Amount         %
                                         ----------           -----------       ----------   ----------
Spinal product sales...................  $    5,439           $     6,969       $    1,530         28.1%
Orthobiologic product sales............       5,174                 4,651             (523)       (10.1%)
Minimally invasive surgery
   product sales.......................           -                   610              610          n/a
                                         ----------           -----------       ----------   ----------
      Total sales......................  $   10,613           $    12,230       $    1,617         15.3%
                                         ==========           ===========       ==========   ==========

     Sales of spinal products increased in the quarter ended September 30, 2001 by $1.5 million or 28.1% to $7.0 million, compared to $5.4 million for the quarter ended September 30, 2000. The increase is attributable to increased sales of our base spinal products, primarily the Synergy Spinal System, and sales of our recently released C-Tek(TM) Anterior Cervical Plate System.

     Sales of orthobiologic products decreased by $523,000 or 10.1% to $4.6 million for the three months ended September 30, 2001, compared to $5.2 million for the three months ended September 30, 2000. Sales of our synthetic bone graft products decreased by 9% versus the third quarter of 2000, continuing a quarterly trend that has ranged from 5% to 10% during this year. In 2000, sales of synthetic bone graft products decreased by 7% compared to 1999. We believe that the decreased sales of synthetic bone graft products have resulted from the intentional focus of our distribution resources on the spinal surgery market. While this focus has benefited our spinal product sales, we believe that it has negatively impacted our sales of synthetic bone graft products into the non-spinal orthopedic marketplace. We have initiated discussions with third parties regarding the potential distribution of our synthetic bone graft products into the non-spinal orthopedic marketplace, but there can be no assurance that our efforts will be successful. Therefore, we expect that our synthetic bone graft products will continue to experience similar sales decreases for at least the next year. Additionally, sales of our AGF-related products reflected the first quarterly decrease in sales since their introduction in 1999. We believe that increased competition together with the cancellation of elective surgeries following the terrorist attack in September were primarily responsible for the sales decrease.

     Sales of minimally invasive surgery products were $610,000 for the quarter ended September 30, 2001. These products were acquired as part of the AOM acquisition and accordingly, no sales were recorded during 2000.

     Total domestic sales of spinal products, orthobiologic products and minimally invasive surgery products increased 11.2% or $1.0 million to $10.0 million for the three months ended September 30, 2001, compared to $9.0 million for the same period of 2000. International sales of $2.2 million for the third quarter of 2001 were higher by $614,000 or 37.3% compared to $1.6 million for the third quarter of 2000.

     For the quarter ended September 30, 2001, the gross margin was 71.7% of sales compared to 70.6% of sales for the quarter ended September 30, 2000. This improvement primarily related to operating efficiencies.

     Total operating expenses for the quarter ended September 30, 2001 increased by 27.1% or approximately $1.7 million to $7.7 million, compared to $6.0 million for the same quarter of 2000. Expenses related to the operations of AOM are included in the current quarter and account for $589,000 of this increase. As a percentage of sales, total operating expenses increased from 56.9% in the third quarter of 2000 to 62.7% in the third quarter of 2001. Research and development expenses increased by 18.9% or $254,000 due primarily to efforts related to the development of potential new products and expenses related to AOM. Selling and marketing expenses increased 22.7% or $850,000 compared to the third quarter of 2000 primarily due to commissions on increased sales and expenses related to AOM. General and administrative expenses increased by 56.0% or $534,000, primarily the result of legal expenses associated with the DePuy AcroMed litigation and expenses related to AOM.

     Total interest and other income decreased $77,000 or 25.6%, to $224,000 for the quarter ended September 30, 2001, compared to $301,000 during the same period of 2000. Lower interest income resulted from comparatively lower interest rates and the decreased cash and cash equivalents associated with the approximately $8 million of cash used in connection with the acquisition of AOM in July 2001.

     The effective tax rates for the third quarters of 2001 and 2000 were 38.5% and 33.0%, respectively. The third quarter 2000 effective tax rate served to adjust the 2000 year-to-date effective tax rate to 37.3%.

Nine months ended September 30, 2000 and 2001
---------------------------------------------

     For the nine months ended September 30, 2001, sales of $36.5 million were $3.1 million or 9.4% higher than net sales of $33.4 million for the same period of 2000.

                                       Nine months ended September 30,                    Change
                                       -------------------------------       -------------------------------
                                          2000                  2001          Amount                   %
                                       ---------             ---------       --------              ---------
Spinal product sales.................  $  18,049             $  21,057       $  3,008                   16.7%
Orthobiologic product sales..........     15,337                14,860           (477)                  (3.1%)
Minimally invasive surgical
   product sales.....................          -                   610            610                    n/a
                                       ---------             ---------       --------              ---------
          Total sales................  $  33,386             $  36,527       $  3,141                    9.4%
                                       =========             =========       ========              =========

     Sales of spinal products increased in the nine month period ended September 30, 2001 by $3.0 million or 16.7% to $21.0 million, compared to $18.1 million for the nine month period ended September 30, 2000. The majority of the increase resulted from sales of our new C-Tek Anterior Cervical Plate System.

     Sales of orthobiologic products decreased by $477,000 or 3.1% to $14.9 million for the nine months ended September 30, 2001. A decrease in sales of synthetic bone products was partially offset by increased sales of AGF related products.

     Sales of minimally invasive surgery products were $610,000, all of which occurred in the quarter ended September 30, 2001.

     Total domestic sales of spinal implant products, orthobiologic products and minimally invasive surgery products increased 7.4% or $2.0 to $28.7 million for the nine months ended September 30, 2001, compared to $26.7 million for the same period of 2000. International sales of $7.8 million for the nine months ended September 30, 2001 were higher by $1.2 million or 17.4% compared to $6.7 million during the same period of 2000.

     For the nine months ended September 30, 2001, the gross margin was 71.1% of sales compared to 69.7% of sales for the nine months ended September 30, 2000. This improvement primarily related to higher average selling prices for our spinal products and operating efficiencies.

     Total operating expenses for the nine months ended September 30, 2001 increased by 17.1% or $3.2 million to $21.9 million, compared to $18.7 million for the same period of 2000. Expenses related to operations acquired in the AOM transaction accounted for $589,000 of this increase. As a percentage of sales, total operating expenses increased from 55.9% in the first nine months of 2000 to 59.8% in the first nine months of 2001. Research and development expenses increased by 27.7% or $1.1 million due primarily to efforts related to the development of potential new products. Selling and marketing expenses increased 13.8% or $1.6 million compared to the nine months ended September 30, 2000 primarily due to commissions on increased sales and increased net expenses related to our symposiums. General and administrative expenses increased 26.5% or $809,000, primarily as the result of legal expenses associated with the DePuy AcroMed litigation.

     Total interest and other income increased $184,000 or 28.4%, to $832,000 for the nine months ended September 30, 2001, compared to $648,000 during the same period of 2000 primarily as the result of lower interest expense from the elimination of long-term debt and increased royalty income.

     The effective tax rates for the first nine months of 2001 and 2000 were 38.5% and 37.0%, respectively.


Liquidity and Capital Resources

     In the first nine months of 2001, our operations generated positive cash flow of approximately $2.5 million. On July 10, 2001, we used approximately $8 million of our cash in connection with the acquisition of AOM. We invest our excess cash in U.S. Treasury securities and high-grade marketable securities.
At September 30, 2001, cash, cash equivalents and short-term investments totaled $7.9 million, down $6.7 million from $14.6 million at December 31, 2000. We also have a $5.0 million revolving line of credit available to us that had no amount outstanding at September 30, 2001 and which expires in June 2002.

     We believe we currently possess sufficient resources to meet the cash requirements of our operations for at least the next year. We have used and may continue to use our cash, our common stock, or a combination of both to pay for purchased technologies, product lines, mergers and acquisitions. We also intend to continue to invest in the development of our business. Some of these activities may require cash in excess of that which we currently possess, and we can give no assurance that we will be able to raise the additional capital on satisfactory terms, if at all.

     At September 30, 2001, we had no material commitments for capital expenditures.

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

     The information contained in this report is as of September 30, 2001, unless expressly stated as of another date. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities and Exchange Commission. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2000. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.


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


Item 6.   Exhibits and Reports on Form 8-K

     a.   Exhibits.

          None.

     b.   Reports on Form 8-K.

          On July 24, 2001, the Company filed a report on Form 8-K with the Securities and Exchange Commission describing the acquisition of American OsteoMedix Corporation. This Form 8-K was amended on August 21, 2001 to include the historical financial statements of American OsteoMedix Corporation and unaudited pro forma financial information.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  November 8, 2001       INTERPORE INTERNATIONAL, INC.
                              (Registrant)


                              By: /s/ David C. Mercer
                                  ------------------------
                                  David C. Mercer,
                                  Chairman and Chief Executive Officer



                              By: /s/ Richard L. Harrison
                                  -------------------------
                                  Richard L. Harrison
                                  Sr. Vice President and
                                  Chief Financial Officer