Form 10-K
period 2001-12-31
INTERPORE INTERNATIONAL INC /DE/
filed 2002-03-29
CIK 854093

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   ----------

[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2001

                                       OR

[_]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
                        PERIOD FROM ________ TO ________.

                           Commission File No. 0-22958
                             ----------------------

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

       Registrant's telephone number, including area code: (949) 453-3200
                             ----------------------
           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
            Title of each class                     on which registered
            -------------------                    ---------------------
                    None

           Securities registered pursuant to Section 12(g) of the Act:

                           Common stock, no par value
                             ----------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of March 15, 2002, the aggregate market value of voting stock of Interpore International, Inc. held by non-affiliates was $144,080,000 based upon the closing price of such stock on The Nasdaq Stock Market. The number of shares of common stock outstanding as of that date was 17,223,010.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of our Joint Proxy Statement for the 2002 Annual Meeting of Stockholders of Interpore International, Inc. are incorporated by this reference into Part III as set forth herein.

================================================================================

                                     PART I

Item 1.  Business

Overview

     We are a medical device company that designs, develops, manufactures and markets a complementary portfolio of products for spine, orthobiologic and minimally invasive surgery applications. Our focus is primarily on the spinal surgery market. Our product portfolio addresses what we believe are two of the fastest growing areas in the medical device industry--spinal implants and orthobiologics.

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

     In the spinal implant product category, our principal product offering includes the SYNERGY(TM) Spinal System, the C-TEK(TM) Anterior Cervical Plate system and the soon-to-be-released GEO(TM) Structure vertebral body replacement device. Upon the release of the GEO Structure, we believe our product offering will be applicable to nearly all spine stabilization procedures.

     Our principal orthobiologic offering includes synthetic bone graft products and AGF(TM) (Autologous Growth Factors(TM)) related products. Our PRO OSTEON(TM) products are implanted in a bone deficit and provide a matrix that facilitates new bone ingrowth. PRO OSTEON was the first synthetic bone graft substitute to obtain FDA approval for orthopedic applications. Our BONEPLAST(TM) is a resorbable bone void filler that is replaced by the patient's own bone during the healing process. AGF is a concentrate of growth factors derived intraoperatively from platelets in a patient's own blood. These growth factors are involved in initiating the bone healing cascade. We believe AGF will have application in a wide variety of bone and soft tissue procedures.

     In July 2001, we acquired American OsteoMedix Corporation, a developer and marketer of minimally invasive surgery products including the CDO(TM) System and LP/2/(TM) System. These systems are designed to facilitate delivery of biocompatible materials into bone through small incisions.

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

     We estimate that product sales in the U.S. spinal market are divided approximately as follows: 50% in the thoraco-lumbar spine generally using posterior instrumentation systems (i.e. hooks, rods and screws), 25% in the cervical spine generally using cervical plates, and 25% using intervertebral devices, also called spine cages.

Our Spine Products

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

     . One-Step Locking. All cervical plate systems must incorporate some safeguard to prevent the backing out of screws, which can be a significant problem because the implants are placed very close to soft tissues in the throat. While most other cervical plate systems require a locking procedure to be applied to each screw, our C-TEK incorporates a patented one-step locking mechanism that enables all screws to be locked with a single procedural step.

     GEO Structure. This unique titanium spacer has a geometric design which provides very high strength with a minimum amount of metal in the implant. This design allows the surgeon to place a larger quantity of graft material at the graft site, which may increase the probability of a successful fusion. It also allows a surgeon to more easily see the graft site after a procedure and to better assess fusion. We received 510(k) clearance for the oval version of this product in the third quarter of 2001 and began limited distribution in the first quarter of 2002. We received 510(k) clearance for the rectangular version of this product in the first quarter of 2002.

     TPS(TM) Telescopic Plate Spacer. Our TPS is an expandable titanium spacer intended to replace one or two vertebral bodies that must be removed due to cancer. This device combines the functions of an anterior plate and a vertebral column spacer and it incorporates a patented telescoping feature. We received a Humanitarian Device Exemption (HDE) from the FDA in early 2000 for the cervical spine version of the TPS. In November 2001, we received FDA 510(k) clearance for the thoraco-lumbar version.

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

                                                                                              U.S. Regulatory
         Product                     Description                   Indication                      Status
----------------------------  ----------------------------  ----------------------------  ---------------------------
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

PRO OSTEON 200/               Bone graft substitute.        Repair all skeletal           510(k) cleared in 1985.
Interpore 200                 200 micron pore size          defects, including spine.
(hydroxyapatite)              blocks and granules.

PRO OSTEON 200R               Patented resorbable bone      Repair skeletal defects in    510(k) cleared in 2000.
(hydroxyapatite/calcium       graft substitute. 200         oral/maxillofacial
carbonate composite)          micron pore size blocks       areas.
                              and granules.

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

     AGF (Autologous Growth Factors). AGF is a concentrate of growth factors derived from platelets in a patient's blood which is used to encourage more complete and rapid bone growth in bone defects. Our two key products used to collect AGF are the UltraConcentrator(TM) Permeability Hemodialyzer and the Automated Processor. Cleared for marketing by the FDA in the fourth quarter of 1998, these products are used to produce a concentrated growth factor gel from platelets in the patient's own blood. Our AGF related products were commercially launched in 1999.

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

     . AGF's gel-like consistency improves handling properties and fixes the bone graft material to the bone defect site;

     .    AGF is a "cocktail" of many cell-stimulating growth factors;

     .    Using the patient's own growth factors eliminates dosage concerns; and

     . The cost of AGF is lower than that anticipated for recombinant products under development.

Minimally Invasive Surgery Market Overview

     Minimally invasive surgery is the term used to describe surgical procedures that can be performed through very small surgical openings, thereby limiting the amount of damage to tissues surrounding the surgical site. There is great interest in identifying procedures within orthopedics that are conducive to minimally invasive surgery techniques. To date, arthroscopic procedures, particularly for the knee, have been the focus. However, it is believed that spine procedures offer a broad opportunity for improved technique via the use of minimally invasive surgery procedures. Within the spine market currently, minimally invasive procedures are increasingly being used to address spine fractures caused by osteoporosis, also known as vertebral compression fractures. Osteoporosis is a systemic skeletal disease characterized by loss of bone mass and microarchitectural deterioration of the bone tissue, with a consequent increase in bone fragility and susceptibility to fracture. These fractures can result in an increased risk of death, significant pain, reduced respiratory function and impaired quality of life.

     It is estimated that there are approximately 700,000 vertebral compression fractures in the United States annually, and approximately two-thirds go undiagnosed or untreated. Of the patients who present with vertebral compression fractures, approximately 200,000 to 300,000 annually are diagnosed and are treated with marginal success using drugs, bed rest and bracing. A very small portion undergo surgical procedures known as vertebroplasty, in which a biocompatible reinforcing material is delivered into the fractured vertebra in order to eliminate micro-motion of bone fragments for the relief of pain and to provide strengthening of the vertebra. Historically, these procedures have been performed primarily by interventional radiologists, but are increasingly being performed by orthopedic surgeons and neurosurgeons.

Our Minimally Invasive Surgery Products.

     In July 2001, we acquired American OsteoMedix Corporation ("AOM") of Leesburg, Virginia, a developer, manufacturer and marketer of systems which facilitate the delivery of biocompatible materials into bone through small incisions, a procedure referred to as osteoplasty. Initially, these products are being used by surgeons in the treatment of vertebral compression fractures.

     . CDO System. Our CDO System is designed to facilitate the delivery of biocompatible materials into bone through a small incision. The CDO System provides key benefits for surgeons and their patients, including enhanced diagnostic capabilities during the procedure, better control of material delivery, significantly reduced procedural times and shorter recovery time.

     . LP/2/ System. Our LP/2/ System provides easy access to smaller bony anatomy for material delivery. Its low profile design enhances visualization for accurate placement and also facilitates the low-pressure delivery of viscous materials.

Research and Development.

     As of March 1, 2002, our research and development department consisted of 27 full-time employees. We also engage outside consultants and academic research facilities for assistance with our new product development and will license technology from third parties under appropriate circumstances. We plan to continue to use outside resources for product research. We have agreements with prominent spine surgeons, who assisted in the development of certain of our spine systems, under which we pay royalties ranging from approximately 2% to 7% of net revenues generated from the sale of certain products. Our expenditures for research and development were $4.2 million in 1999, $5.3 million in 2000 and $6.7 million in 2001.

     Additional spinal implant and orthobiologic products which we currently have under development include:

     . Allograft Putty. Allograft putties are made by combining demineralized allograft powder with a carrier material and have gained wide surgeon acceptance in recent years. We have developed a unique, proprietary carrier formulated from a phospholipid that we believe may exhibit characteristics superior to carriers found in other allograft putties. We are working with a tissue bank partner for the production of this product.

     . Artificial Disc. Our simple patented design, with no moving parts, could allow a surgeon to replace a diseased disc while maintaining motion of the spine in the affected segment, eliminating the need for fusion. We began animal studies on this device in 2001.

     . Use of BONEPLAST/PRO OSTEON 200R for Vertebroplasty. In vertebroplasty procedures, physicians generally insert bone cement into the vertebral body to eliminate micro-motion of bone fragments and thereby reduce pain. However, bone cement has certain undesirable characteristics and we believe that BONEPLAST combined with our PRO OSTEON 200R may be uniquely suitable for this procedure. Animal trials commenced in 2001.

     . Polymer-reinforced PRO OSTEON Material. We have development efforts underway for a polymer-reinforced PRO OSTEON material. We believe that increasing the strength of our resorbable version of PRO OSTEON in various configurations, combined with AGF, holds promise for potential use as a natural, resorbable alternative to titanium and composite spinal implants currently available in the market. Such a product would be several years from the market, if developed at all. Animal trials commenced in 2001.

     . AGF Technology Upgrade. The current process for collecting AGF from the patient's blood requires the use of a cell washer and involves numerous procedural steps. We are in the final stages of developing an upgraded processing system that will eliminate the reliance on a cell washer, substantially simplify the process by eliminating a significant number of processing steps, and permit the option of producing smaller quantities of AGF. We expect to introduce this new system late in 2002.

     We currently have a number of prospective randomized clinical studies underway at a variety of institutions to demonstrate the efficacy of our AGF technology for multiple indications.

Intellectual Property

     As part of our ongoing research, development and manufacturing activities, we have a policy of seeking patent protection. Patents relating to particular products, uses or procedures, however, do not preclude other manufacturers from employing alternative processes or from successfully marketing substitute products. We believe that although patents often are necessary to protect our technology and products, the lengthy FDA approval process and certain manufacturing processes are more significant barriers to entry. Moreover, much of the proprietary technology and manufacturing processes developed by us reside in our key scientific and technical personnel and such technology and processes are not easily transferable to other scientific and technical personnel. The loss of the services of key scientific, technical and manufacturing personnel could have a material adverse effect on our business and results of operations. In addition, we are currently, and in the future may be, involved in patent litigation. For example, we are currently involved in ongoing patent litigation against DePuy Acromed, Inc., a Johnson and Johnson company, and Biederman Motech GmbH. See "Item 3 - Legal Proceedings."

     Spine Products. We own eleven U.S. patents related to various aspects of our spine products, including the bone anchor, the rod/anchor interface, instrumentation, transverse connectors, bone stabilization plate and three-dimensional geometric structure. However, one of our patents, U.S. Patent No. 5,466,237, was recently found to be partially invalid. See "Item 3 - Legal Proceedings." We have two U.S. patents pending concerning enhancements to our SYNERGY Spinal System and for several new products.

     Orthobiologic Products. We own eleven U.S. patents related to our orthobiologic products. Of these, two relate to our PRO OSTEON 500R resorbable bone graft substitute, and four are for our AGF technology. We have four U.S. patents pending relating to several new products.

     Minimally Invasive Surgery Products. We have one U.S. patent pending related to the CDO system.

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

     We own various trademarks protecting our corporate identity and product names.

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

     Our domestic sales organization consists mostly of independent agents. As of March 1, 2002, we had contracts with 40 independent agencies which employed approximately 200 sales representatives and we employed one direct sales representative. The domestic sales organization is managed by a Vice President of North American Sales and five area vice presidents who are responsible for managing the independent agencies located in their area. We also have 13 area managers who provide technical product support to customers and agencies in their area. We invoice hospitals directly, generally at list prices, and pay commissions to the agencies and direct sales representative. We provide consignment inventories to our independent agencies, direct sales representative and some hospitals. We select agency organizations and direct sales representatives for their expertise in spinal implant, orthopedic or medical device sales, their reputation within the surgeon community and their sales coverage within a geographic area. Each agency organization and direct sales representative is given an exclusive sales territory for some or all of our products and is subject to periodic performance reviews. In addition, each new independent sales agency and direct sales representative goes through training programs before initiating sales efforts for our products. We also require each independent agency and direct sales representative to attend periodic sales and product training.

     Outside of the United States, we distribute products only through independent distributors. We have a Vice President of International Sales, a Latin America sales manager and a European business liaison and have established distribution arrangements with 43 distributors in 35 countries. Our international sales represented approximately 22% of sales in 1999, 20% of sales in 2000 and 22% of sales in 2001. Sales to our international customers are denominated in U.S. dollars.

     In the United States, there are no significant customer concentrations, as we invoice hospitals directly for product used or shipped. However, in the international markets, we have two significant distributors that on a combined basis accounted for approximately 34.6% of our 2001 international sales and 7.7% of our 2001 worldwide sales.

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

Third-Party Reimbursement

     We expect that sales volumes and prices of our products will continue to be dependent in large part on the availability of reimbursement from third-party payors. In the United States, our products are purchased by hospitals that are reimbursed for the devices provided to their patients by third-party payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care programs. These third-party payors may deny reimbursement if they determine that a device used in a procedure was not used in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved indication. Also, third-party payors are increasingly challenging the prices charged for medical products and services. In international markets, reimbursement and healthcare payment systems vary significantly by country and many countries have instituted price ceilings on specific product lines. There can be no assurance that our products will be considered cost-effective by third-party payors, that reimbursement will be available or, if available, that the third-party payors' reimbursement policies will not adversely affect our ability to sell our products profitably.

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

Manufacturing

     Spine Products. We contract with outside vendors for the manufacture of our spine products, which are fabricated from medical grade stainless steel or titanium according to our specifications. Following the receipt of products at our facility, we conduct inspection, packaging and labeling operations. The majority of our current spine products are distributed in a non-sterile condition, which is the industry standard for implant systems such as our SYNERGY and C-TEK.

     Our GEO Structure products are fabricated from cast titanium using the lost wax method. We manufacture the wax models using rapid prototype equipment at our facility. The wax models are then delivered to contract casting vendors that manufacture the implants. Following the receipt of GEO Structure products at our facility, we conduct inspection, packaging and labeling operations. Our GEO Structure products may be packaged sterile or non-sterile.

     Orthobiologic Products. Coral is the primary raw material used to manufacture our PRO OSTEON products. The coral used in our products is sourced from two genera located in a wide variety of geographic locations. Our source for coral has been the tropical areas of the Pacific and Indian Oceans. We believe we have an adequate supply of coral for the foreseeable future. Coral is covered under an international treaty entitled Convention on International Trade of Endangered Species of Wild Fauna and Flora, which regulates the import/export of raw coral and products derived therefrom in approximately 140 nations around the world. To date, the limitations imposed by this treaty have not significantly affected our ability to source raw coral, however, conditions in countries controlling the export of coral have recently had a negative effect on our ability to source raw coral. The manufacturing process for our PRO OSTEON line of bone graft substitute products involves coral qualification and cutting, hydrothermal conversion, testing, packaging and sterilization of the product, all of which, with the exception of sterilization, are performed at our facilities.

     Some of the products and materials supplied by our vendors are currently sole-sourced, but we believe that we could locate alternative vendors for supply of these components. However, the UltraConcentrator, one of our products used to collect AGF, is manufactured under an exclusive supply agreement with a vendor that itself has a sole source of supply of the contained filter material. Although the filter material is not readily available through alternative sources, we have a several year supply of the material in inventory and we believe there are suppliers that could supply alternate materials which may have equivalent function. In the event that a re-engineering of the product were necessary due to an interruption in supply from our current vendor, delays in product availability could occur and significant costs could be incurred, either of which could have a material adverse effect on our operations.

     Minimally Invasive Surgery Products. We contract with outside vendors for the manufacture of components of our minimally invasive surgery products. Following the receipt of products at our facility, we conduct inspection, packaging and labeling operations. For products distributed in a sterile package, sterilization is performed by contract vendors.

Competition

     Spinal Implant Market. Many companies compete in the spinal implant market and competition is intense. We believe that our largest competitors in the United States offering spinal implants are Medtronic Sofamor Danek USA, DePuy AcroMed, Inc., a Johnson & Johnson company, and SYNTHES-STRATEC, Inc., each of which has substantially greater sales and financial resources than we do. Medtronic Sofamor Danek, in particular, has a broader spinal implant line. Other companies have developed and are marketing products based on technologies that are different from ours, including spinal implants designed to be used with minimally invasive or laparoscopic surgery, and allograft bone dowels.

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

     Growth Factors. DePuy AcroMed is marketing under the Symphony(TM) tradename a system which is competitive to AGF. We believe that the sales efforts for Symphony have negatively affected our sales of AGF-related products. In addition, there are several companies introducing systems that produce gel products which may compete with AGF. There is significant development activity ongoing that, if successful, would potentially produce other products competitive with our AGF technology. Stryker Corporation has distribution rights to a recombinant human bone morphogenetic protein called OP-1. Early in 2001, the FDA denied approval of its PMA application for failing to show statistical equivalence compared to autograft controls in tibial non-unions. In October 2001, the FDA granted Humanitarian Device Exemption status for OP-1 as an alternative to autograft for long-bone non-union fractures. Medtronic Sofamor Danek has a recombinant human bone morphogenetic protein (rhBMP-2) called InFUSE(TM) for which a U.S. advisory panel has recommended FDA approval of the PMA application for use in treating degenerative disc disease.

     Minimally Invasive Surgery Products. Several products compete with our minimally invasive surgery products including competitive offerings by Kyphon, Inc. and Parallax Medical, Incorporated as well as the traditional large gauge needle surgical technique.

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

Spine Products

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

     In March 2000, the Food and Drug Administration approved a Humanitarian Device Exemption (HDE) for the cervical version of our corpectomy cage, the TPS Telescopic Plate Spacer. An HDE is designed to encourage the discovery and use of devices intended to benefit patients in the treatment or diagnosis of diseases or conditions that affect or are manifested in fewer than 4,000 individuals in the United States per year. In the case of the TPS, the approved indication is for the replacement of normal body structures following a vertebrectomy or corpectomy of the spine for metastatic disease in the cervical or cervical-thoracic spine. We received FDA 510(k) clearance to market the Telescopic Plate Spacer Thoracolumbar (TPS-TL) in November 2001.

     In October 2000, we received FDA 510(k) clearance to market our C-TEK Anterior Cervical Plate System.

     In August 2001, we received FDA 510(k) clearance to market our oval configuration GEO Structure spinal implant. An FDA 510(k) clearance for the rectangular configuration was received in February 2002.

Orthobiologic Products

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

     In July 1997, the FDA cleared the use of a competitive synthetic bone graft substitute product with a 510(k). Prior to clearance of this device, companies were required to obtain marketing approval from the FDA for bone graft substitutes via the Premarket Approval process. Other bone graft substitute products have since been obtained through the less burdensome 510(k) premarket notification process, which has increased competition. In September 1998, we received 510(k) clearance from the FDA for our PRO OSTEON 500R resorbable bone graft substitute product. The approved indications include use in bony voids or gaps of the skeletal system, such as the extremities, spine and pelvis. In December 2000, we received 510(k) clearance from the FDA for our PRO OSTEON 200R resorbable bone graft substitute product.

     In September 1999, we received FDA 510(k) clearance for our BONEPLAST bone void filler for use in the extremities, spine and pelvis.

     In December 1998, we received FDA 510(k) clearances for the two key products in the AGF system, the UltraConcentrator Permeability Hemodialyzer and the Automated Processor.

Minimally Invasive Surgery Products

     Our minimally invasive surgery products fall within the Class I category of medical devices as determined by the FDA. Class I contains those devices which generally do not present an unreasonable risk of illness or injury to the patient and are therefore subject only to the general controls authorized under the FDA regulations. No premarket approval or premarket notification submissions are required for Class I devices.

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

     We are registered as a medical device manufacturer with the FDA, with state agencies such as the Food and Drug Branch of the California Department of Health Services and with the European Community. These agencies inspect our facilities from time to time to determine whether we are in compliance with various regulations relating to medical device manufacturing, including the FDA's Quality System Regulations and ISO 9001/EN46001/ISO 13485, which govern design, manufacturing, testing, quality control, sterilization and labeling of medical devices. We believe we are in compliance with the regulations established by these agencies applicable to our business. The European Community Notified Body, the FDA and the California Department of Health Services have inspected our manufacturing facilities and quality assurance procedures in the past and we expect them to continue to do so in the future.

     With respect to our bone graft substitute products, we must also comply with the requirements of the Convention on International Trade of Endangered Species of Wild Fauna and Flora, or CITES. This is an international agreement signed by approximately 140 nations which regulates the import and export of products which are derived from endangered wildlife. Although the coral we use is not an endangered species, all harvested coral is subject to regulation under CITES. As a result, we must register and obtain licensure from the U.S. Department of Fish and Wildlife for both the import of raw coral and the export of finished product. We maintain a multi-year supply of coral to minimize the risk of supply interruptions. Because each shipment of product exported outside of the United States or its possessions requires individual permitting, and also to improve shipping efficiencies and service to our international customers, we entered into an agreement with a contract warehouse in the Netherlands for the purpose of international distribution of our products.

     We must also comply with registration requirements of foreign governments and with import and export regulations when distributing our products to foreign nations. Each foreign country's regulatory requirements for product approval and distribution are unique and may require the expenditure of substantial time, resources and effort to obtain and maintain approvals for marketing. In September 1995, we received approval to use the "CE" mark for our entire line of orthopedic and oral/maxillofacial synthetic bone graft materials. We received approval to use the "CE" mark for our spinal implant systems in 1998, and applied the "CE" mark to our minimally invasive surgery products in 2001. The CE mark indicates that the products are approved for sale within 18 countries in the European Community and European Free Trade Association and that we are in compliance with the ISO 9001 and EN 46001 standards which govern medical device manufacturers that are marketing products in Europe. The CE mark is now also accepted by several countries outside of the European Community. We received our ISO 13485 certification in 2001 which allows us to continue exportation to Canada. The ISO 13485 standard is designed for medical devices and will eventually replace ISO 9001 and EN 46001 standards for Europe.

Employees

     As of March 1, 2002, we had 144 full-time employees, of whom 46 were engaged in marketing and sales, 34 in manufacturing, 20 in regulatory affairs and quality assurance, 17 in general administration and finance and 27 in research and development. None of these employees is represented by a union, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

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

     A majority of our revenues currently comes from Synergy and Pro Osteon sales. There can be no assurance that we will be successful in increasing sales of our current product offering. Additionally, there can be no assurance that our efforts to develop new products will be successful. If our development efforts are successful, there can be no assurance that we will be successful in marketing and selling our new products. Moreover, our competitors may develop and successfully commercialize medical devices that directly or indirectly accomplish what our products are designed to accomplish in a superior and less expensive manner. If our competitors' products prove to be more successful than ours, our products could be rendered obsolete. As a result, we may not be able to produce sufficient sales to maintain profitability.

If we fail to compete successfully against existing or potential competitors, our operating results may be adversely affected.

     Our principal global competitors with respect to our spinal implant product line are Medtronic Sofamor Danek USA, DePuy AcroMed, Inc., a Johnson & Johnson company, and SYNTHES-STRATEC, Inc. Our principal global competitors with respect to our orthobiologic products include DePuy AcroMed, Osteotech, Inc., GenSci Regeneration Technologies and Wright Medical Technology. Our principal competitor with respect to our minimally invasive surgery products is Kyphon Inc., a private company. Many of our competitors have broader product lines than we do. Many potential customers have relationships with our competitors that could make it difficult for us to continue to penetrate the markets for our products. In addition, many of our competitors have significantly greater resources than we do. Accordingly, they could substantially increase the resources they devote to the development and marketing of products that are competitive with ours.

We may not be able to develop new products that will be accepted by the market.

     Our future growth will be dependent on our ability to develop and introduce new products, including enhancements to our existing products. We cannot assure you that we will be able to successfully develop or market new products or that any of our future products will be accepted by our customers. If we do not develop new products in time to meet market demand or if there is insufficient demand for these products, our revenues and profitability may be adversely affected. In addition, we have spent and expect to continue to spend significant cash on the development, product launch and continued marketing of new products and if there is insufficient demand for these new products, our cash flow could suffer and our liquidity would be adversely affected.

The long-term efficacy and market acceptance of AGF is uncertain.

     Because our AGF related products were introduced under a 510(k) clearance, we lack long-term clinical data regarding the efficacy and long-term results of AGF. To date, we have completed no long-term clinical studies of AGF. If long-term studies or clinical experience indicate that procedures involving AGF do not provide patients with improved clinical outcomes, anticipated sales of our AGF related products may never materialize. Our success in selling our AGF related products will depend, in large part, on the medical community's acceptance of AGF. The medical community's acceptance of AGF will depend upon our ability to demonstrate the efficacy of AGF and its advantages, favorable clinical performance and cost-effectiveness. The medical community's acceptance of AGF will also depend upon our ability to introduce a new processing system for AGF that is less complex. We cannot predict whether the medical community will accept AGF or, if accepted, the extent of its use. If long-term studies or clinical experience indicate that AGF causes negative effects, we could be subject to significant liability. Our strategy to increase sales of AGF is to market these products primarily to our spinal implant customers. There is no assurance that the strategy will work, however, and no assurance that sales of our AGF related products will increase.

We face risks related to the upgrading and expansion of our distribution network.

     We expect to continue to rely on independent agents for the domestic distribution of both orthobiologic and spine products. Independent commissioned sales agents may represent other medical devices for a variety of manufacturers and may not dedicate enough time or attention to selling our products. Furthermore, we expend significant resources to train and educate new independent agents about our products and our marketing programs. Our ability to recruit independent sales agents has been aided by some of our competitors' replacement of independent agents with direct sales representatives. However, our competitors may not continue to utilize direct sales representatives and we can therefore give no assurance that we will continue to be able to attract new or retain our current independent sales agents. There can be no assurance that we will be able to develop an effective distribution network or that our sales force will be able to continue to increase sales or maintain current sales levels of our products.

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

     We manufacture medical devices that are used on patients in surgical procedures, and we may be subject to product liability claims and product recalls. The spinal implant industry has been historically litigious and we face an inherent business risk of financial exposure to product liability claims. Since our spinal products are implanted in the human body, manufacturing errors or design defects could result in injury or death to the patient, and could result in a recall of our products and substantial monetary damages. Any product liability claim brought against us, with or without merit, could result in an increase to our product liability insurance premiums or our inability to secure coverage in the future. We would also have to pay any amount awarded by a court in excess of our policy limits. In addition, any recall of our products, whether initiated by us or by a regulatory agency, may result in adverse publicity for us that could have a material adverse effect on our business, financial condition and results of operations. Our product liability insurance policies have various exclusions, and we may be subject to a product liability claim or recall for which we have no insurance coverage, in which case we may have to pay the entire amount of the award or costs of the recall. Finally, product liability insurance is expensive and may not be available in the future on acceptable terms, or at all.

We may face challenges to our patents and proprietary rights.

     We rely on a combination of patents, trade secrets and nondisclosure agreements to protect our proprietary intellectual property. Our patent positions and those of other medical device companies are uncertain and involve complex and evolving legal and factual questions. There can be no assurance that pending patent applications will result in issued patents, that patents issued to or licensed by us will not be challenged or circumvented by competitors or that such patents will be found to be valid or sufficiently broad to protect our technology or to provide us with any competitive advantage. For example, one of our patents, U.S. Patent No. 5,466,237, was recently found to be partially invalid. See "Item 3 - Legal Proceedings." Third parties could also obtain patents that may require licensing for the conduct of our business, and there can be no assurance that the required licenses would be available. We also rely on nondisclosure agreements with certain employees, consultants and other parties to protect, in part, trade secrets and other proprietary technology. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets and proprietary knowledge. If our intellectual property is not adequately protected, our competitors could use the intellectual property that we have developed to enhance their products and compete more directly with us, which could result in a decrease in our market share and profits.

     The medical product industry is characterized by frequent and substantial intellectual property litigation and competitors may resort to intellectual property litigation as a means of competition. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. Any future litigation, regardless of the outcome, could result in substantial expense and significant diversion of the efforts of our technical and management personnel. Litigation may also be necessary to enforce our patents and license agreements, to protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others. For example, we are currently involved in ongoing patent litigation against DePuy Acromed, Inc., a Johnson and Johnson company, and Biederman Motech GmbH. An adverse determination in any such proceeding could subject us to significant liabilities to third parties, or require us to seek licenses from third parties or pay royalties that may be substantial. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing or selling certain of our products which in turn would have a material adverse effect on our business, financial condition and results of operations.

Possible denial of third-party reimbursement could have a material adverse effect on our future business, results of operations and financial condition.

     In the United States, our products are purchased by hospitals, who are reimbursed for the devices provided to their patients by third-party payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care programs. These third-party payors may deny reimbursement if they determine that a device used in a procedure was not used in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved indication. Also, third-party payors are increasingly challenging the prices charged for medical products and services. In addition, we believe the increasing emphasis on managed care in the U.S. may put pressure on the prices and usage of our products, which may adversely affect product sales. In international markets, reimbursement and healthcare payment systems vary significantly by country and many countries have instituted price ceilings on specific product lines. There can be no assurance that our products will be considered cost-effective by third-party payors, that reimbursement will be available or, if available, that the third-party payors' reimbursement policies will not adversely affect our ability to sell our products profitably.

We are dependent on our suppliers and the loss of any of them could adversely affect our business.

     We do not manufacture the components for our spinal implants or instruments or minimally invasive surgery products; rather, we are dependent upon several suppliers for the manufacturing of such components. Also, the UltraConcentrator, one of our products used to collect AGF, is manufactured under an exclusive supply agreement with a vendor that itself has a sole source of supply for filter material, a key component of the UltraConcentrator. In the event that we are unable to obtain components for any of our products, or obtain such components on commercially reasonable terms, we may not be able to manufacture or distribute our products on a timely and competitive basis, or at all. Any delays in product availability or costs incurred in locating alternative suppliers could have a material adverse effect on our operations.

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

     In 2001, approximately 22% of our sales were generated outside the United States. We expect that such sales will continue to account for a significant portion of our revenue in the future. Our international sales subject us to other inherent risks, including the following:

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

Item 2.  Properties

     We are headquartered in Irvine, California where we lease a 35,528 square foot facility. The annual average lease expense over the ten year term of the lease, which expires January 31, 2003, is $387,000. The lease provides a right to extend the term for an additional five years at the fair market lease rate of the facility on the extension date, but not less than the rate we paid during the month immediately preceding the commencement of the extension period. We also lease three additional facilities in Irvine, California with a total square footage of 7,900 which provides for additional warehousing, manufacturing, laboratory, office and prototype machine shops space. We lease a 2,700 square foot warehouse facility in Santa Ana, California. We lease a sales office with approximately 200 square feet located in Miami, Florida. We lease in Leesburg, Virginia a 4,200 square foot facility providing space for engineering and marketing for our minimally invasive surgery products business. We believe our current facilities in Irvine may not be adequate to serve our operational needs through 2002, but we believe that additional space will be available as needed during the year.

Item 3.  Legal Proceedings

     On September 5, 2000, our wholly-owned subsidiary, Cross Medical Products, Inc. ("Cross"), filed suit in the U.S. District Court, Central District of California, against DePuy AcroMed, Inc., a Johnson & Johnson company and Biedermann Motech GmbH, which alleges that DePuy AcroMed has infringed and continues to infringe Cross' U.S. Patent Nos. 5,466,237 and 5,474,555. These patents relate to screw technology embodied in certain components of our SYNERGY Spinal System. The Complaint seeks damages for willful past and continuing infringement of the patents. The Complaint also seeks a declaratory judgment against DePuy AcroMed and Biedermann Motech that Cross is not infringing Biedermann Motech's patent no. 5,207,678. DePuy AcroMed has responded to the Complaint alleging that Cross' patents are invalid and unenforceable, and alleging that it does not infringe.

     On May 21, 2001, the Court dismissed Cross' declaratory judgment claim, ruling that Biedermann Motech is not subject to personal jurisdiction in California and is indispensable to the claim.

     On January 30, 2002, the Court granted Cross' motion for summary judgment of infringement of certain claims of Cross' `237 Patent. On February 11, 2002, the Court granted Cross' motion for summary judgment of infringement of certain claims of Cross' `555 Patent. On March 20, 2002, the Court granted DePuy AcroMed's motion for summary judgment of invalidity of Cross' 237 Patent, ruling that this patent is partially invalid. We are exploring strategies in response to this ruling and currently plan to challenge it. However, there can be no assurance that we will be successful in any such challenge.

     The trial had previously been scheduled for May 2002, but because the parties are still involved in discovery, it has been postponed to a date that is yet to be determined.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

     Our common stock commenced trading on The Nasdaq Stock Market under the symbol "BONZ" on December 20, 1993. The following table sets forth, for the periods indicated, the intra-day high and low sales prices per share of common stock on The Nasdaq Stock Market:

                                                     High       Low
                                                   --------   -------
Year Ended December 31, 2000
First Quarter.....................................  $14.25     $ 7.63
Second Quarter....................................  $10.50     $ 7.50
Third Quarter.....................................  $12.38     $ 6.88
Fourth Quarter....................................  $ 8.25     $ 3.09

Year Ended December 31, 2001
First Quarter.....................................  $ 5.38     $ 3.38
Second Quarter....................................  $ 5.55     $ 3.52
Third Quarter.....................................  $ 7.85     $ 4.89
Fourth Quarter....................................  $ 9.57     $ 6.07

     On March 15, 2002, the closing sale price for our common stock as reported on The Nasdaq Stock Market was $11.27. The number of record holders of our common stock as of March 15, 2002 was 562.

     We currently do not pay any dividends on our common stock and our Board of Directors has no present intention to pay cash dividends. The Board of Directors intends to use any earnings for the development and expansion of our business.

Item 6.  Selected Financial Data

     The table below presents the selected consolidated financial data of Interpore International, Inc. This information has been prepared using the consolidated financial statements of Interpore International, Inc. as of and for the years ended December 31, 1997, 1998, 1998, 2000 and 2001. Interpore International, Inc. and Cross Medical Products, Inc. merged in May 1998. The merger was accounted for as a pooling-of-interests. Accordingly, data as of and for the year ended December 31, 1997 has been restated to include the financial information of both companies.

                                                                                 Year ended December 31,
                                                    -------------------------------------------------------------------------
                                                         1997           1998          1999           2000            2001
                                                    -------------  ------------- -------------- -------------- --------------
                                                                         (in thousands, except per share data)
Statement of Operations Data:
Net sales.........................................   $   28,429 (1) $   30,209    $   38,856     $   44,319     $   51,296
Cost of goods sold................................        9,110          8,552        11,645         13,460         14,355
                                                    -------------  ------------- -------------- -------------- --------------
     Gross profit.................................       19,319         21,657        27,211         30,859         36,941
Total operating expenses..........................       20,095 (1)     24,528 (2)    22,521         25,256         31,026
                                                    -------------  ------------- -------------- -------------- --------------
     Income (loss) from operations................         (776)        (2,871)        4,690          5,603          5,915
Total interest and other income, net..............          566            506           515            991          1,010
                                                    -------------  ------------- -------------- -------------- --------------
Income (loss) before taxes........................         (210)        (2,365)        5,205          6,594          6,925
Income tax provision (benefit)(3).................       (2,119)            59           407          2,461          2,667
                                                    -------------  ------------- -------------- -------------- --------------
     Income (loss) from continuing operations.....   $    1,909     $   (2,424)   $    4,798     $    4,133     $    4,258
                                                    =============  ============= ============== ============== ==============
Income (loss) from continuing operations
  per share:
     Basic........................................   $      .14     $     (.17)   $      .36     $      .29     $      .27
     Diluted......................................   $      .14     $     (.17)   $      .35     $      .27     $      .27

Shares used in computing income (loss) from
  continuing operations per share:
     Basic........................................       13,460         13,904        13,506         14,043         15,544
     Diluted......................................       14,111         13,904        13,876         15,140         15,985


                                                                                   As of December 31,
                                                    -------------------------------------------------------------------------
                                                         1997           1998          1999           2000            2001
                                                    -------------  ------------- -------------- -------------- --------------
Balance Sheet Data:
Total cash, cash equivalents and short-term
  investments.....................................   $   16,590     $    7,908    $    9,774     $   14,610     $    6,538
Total assets......................................       41,483         34,147        40,793         45,233         64,562
Short-term obligations............................           95             15            15             10             --
Long-term obligations.............................        5,124          3,181         3,165             --             --
Total stockholders' equity........................       31,634         26,951        33,237         41,858         58,930

----------
(1) Our dental implant business was sold in May 1997. The transaction, including associated costs, resulted in a net charge to operating expenses of $617,000 in 1997. Net sales from the dental business were approximately $1.7 million in 1997.

(2) Amount includes $5.0 million of non-recurring charges related to the May 1998 merger with Cross, the subsequent restructuring associated with the closing of the Dublin, Ohio facility and the relocation of employees and assets from Dublin to Irvine, California.

(3) In 1997, 1998 and 1999, we recognized deferred tax assets of $2.0 million, $211,000 and $1.6 million, respectively, which had previously been fully reserved in accordance with Statement of Financial Accounting Standards No. 109.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Financial Overview

     Our revenues are generated from the sale of medical devices in three principal categories--spine products, orthobiologic products and minimally invasive surgery products. Our spine products consist of titanium or stainless steel hooks, rods, plates, spacers and screws and related instruments required for the surgeon to assemble a construct which restores the natural anatomy of the spine, keeping it immobilized while a bone graft eventually fuses the vertebrae. Our orthobiologic products consist of synthetic bone graft substitute materials and products used to derive Autologous Growth Factors (AGF). AGF fibrinogen-rich extract is used to provide faster, more complete bone growth and enhance the performance of our bone graft products. Our minimally invasive surgery products consist of instruments and devices used to deliver biocompatible materials into bony structures in a minimally invasive procedure. The products in this category were obtained in our recent acquisition of American OsteoMedix Corporation ("AOM").

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

     For our spine products, we invoice hospitals directly following a surgical procedure in which our products are used. Our spine products are made available to hospitals from consignment inventories maintained by our larger independent agents, or from loaner implant sets that we ship from our facility. For our orthobiologic and minimally invasive surgery products, we generally ship directly to hospitals from our facility, and we invoice hospitals upon shipment.

     Outside the United States, we sell our products directly to distributors who maintain an inventory of our products. We record revenue at the time of shipment to the distributor at prices reflecting a discount from our U.S. list prices. The distributors service the surgeons and hospitals, deliver products and invoice hospitals directly at prices determined by the distributors.

     Because our revenues from U.S. hospitals are primarily at list price, and our revenues from international distributors are at a discount to U.S. list prices, our overall gross margin is subject to fluctuation based on our domestic versus international sales mix, with domestic gross margins being somewhat higher than international gross margins. Additionally, the mix between spine products sales and orthobiologic products sales also affects our gross margins, with higher margins in orthobiologics.

Recent Event

     On July 10, 2001, we completed the acquisition of AOM, a developer, manufacturer and marketer of minimally invasive surgery products. The initial transaction value was $21 million, including approximately $8 million in cash, approximately 2.4 million shares of our common stock valued at $12 million and transaction costs of approximately $500,000. In addition to the initial consideration, the agreement provides for contingent cash consideration of up to $5 million based upon sales of AOM products through 2005. The transaction has been accounted for using the purchase method of accounting. Results of operations of AOM are included in our consolidated results of operations beginning on July 10, 2001. Approximately $20 million of the purchase price was allocated to goodwill.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates including those related to product returns, bad debts, inventories, intangible assets, income taxes and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

     . Revenue from sales of product where the customer immediately accepts title is recorded at the time of shipment. Revenue from sales of consigned inventory is recorded upon receipt of written acknowledgement from sales agents or customers that the product has been used in a surgical procedure. Provision is made currently for estimated product returns based on historical experience and other known factors.

     . We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     . We provide an inventory reserve for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     . We have significant intangible assets, including goodwill. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Changes in strategy or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.

     . We currently have deferred tax assets, which are subject to periodic recoverability assessments. Realization of our deferred tax assets is principally dependent upon our achievement of projected future taxable income. We evaluate the realizability of the deferred tax assets annually.

Results of Operations

     The following table presents our results of operations as percentages:




                                                                Percentage of Net Sales               Percentage Change
                                                                Year ended December 31,           --------------------------
                                                        ----------------------------------------   2000 vs.      2001 vs.
                                                            1999          2000          2001         1999          2000
                                                        ------------  ------------  ------------  ------------  ------------
Net sales ..........................................       100.0%        100.0%        100.0%         14.1%         15.7%
Cost of goods sold .................................        30.0          30.4          28.0          15.6           6.7
                                                        ------------  ------------  ------------  ------------  ------------
     Gross profit ..................................        70.0          69.6          72.0          13.4          19.7
                                                        ------------  ------------  ------------  ------------  ------------
Operating expenses:
     Research and development ......................        10.7          12.0          13.2          26.5          27.2
     Selling and marketing .........................        36.0          35.7          36.3          13.3          17.8
     General and administrative ....................        11.2           8.7          11.0         (11.5)         46.0
     Non-recurring charges .........................           -            .6             -             -             -
                                                        ------------  ------------  ------------  ------------  ------------
          Total operating expenses .................        57.9          57.0          60.5          12.1          22.9
                                                        ------------  ------------  ------------  ------------  ------------
              Income from operations ...............        12.1%         12.6%         11.5%         19.5%          5.6%
                                                        ============  ============  ============  ============  ============

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     For the year ended December 31, 2001, sales of $51.3 million were $7.0 million, or 15.7%, higher than sales of $44.3 million for the previous year. The following table presents sales by category (in thousands):


                                                         Year ended December 31,                     Change
                                                       -----------------------------   -----------------------------
                                                           2000            2001           Amount         Percent
                                                       -------------   -------------   -------------  --------------
Spine product sales .................................   $   23,702      $   29,490      $    5,788          24.4%
Orthobiologic product sales .........................       20,617          20,151            (466)         (2.3%)
Minimally invasive surgery  product sales ...........            -           1,655           1,655           -
                                                       -------------   -------------   -------------  --------------
     Total sales ....................................   $   44,319      $   51,296      $    6,977          15.7%
                                                       =============   =============   =============  ==============


     Sales of spine products increased in the year ended December 31, 2001 by $5.8 million, or 24.4%, to $29.5 million, compared to $23.7 million for the year ended December 31, 2000. The increase is attributable to increased sales of the SYNERGY Spinal System, and sales of our C-TEK Anterior Cervical Plate System which was introduced in the first quarter of 2001.

     Sales of orthobiologic products decreased by $466,000, or 2.3%, to $20.2 million for the year ended December 31, 2001, compared to $20.6 million for the year ended December 31, 2000. Sales of our synthetic bone graft products decreased by 3.7% versus 2000. We believe that the decreased sales of synthetic bone graft products have resulted from the intentional focus of our distribution resources on the spinal surgery market. While this focus has benefited our spine product sales, we believe that it has negatively impacted our sales of synthetic bone graft products into the non-spinal orthopedic marketplace. We have initiated discussions with third parties regarding the potential distribution of our synthetic bone graft products into the non-spinal orthopedic marketplace, but there can be no assurance that our efforts will be successful. Therefore, we expect that our synthetic bone graft products will continue to experience similar sales decreases for at least the next year. Sales of our AGF-related products remained relatively unchanged compared to the year ended December 31, 2000.

     Sales of minimally invasive surgery products were $1.7 million for the year ended December 31, 2001. These products were acquired as part of the AOM acquisition and accordingly, no sales were recorded during 2000.

     Total domestic sales of spine products, orthobiologic products and minimally invasive surgery products increased 12.4%, or $4.4 million, to $39.9 million for the year ended December 31, 2001, compared to $35.5 million for the same period of 2000. International sales of $11.4 million for the year ended December 31, 2001 were higher by 29.2% or $2.6 million compared to $8.8 million for the same period of 2000.

     For the year ended December 31, 2001, gross margin as a percentage of sales was 72.0%, compared to 69.6% for the year ended December 31, 2000. This improvement primarily resulted from operating efficiencies resulting from increased production volumes and higher average unit selling prices for our domestic spine products.

     Total operating expenses for the year ended December 31, 2001 increased by $5.8 million, or 22.9%, to $31.0 million, compared to $25.3 million during the same period of 2000. Research and development expenses in 2001 increased by 27.2%, or $1.4 million, due primarily to efforts related to the development of potential new products and expenses related to AOM. Selling and marketing expenses in 2001 increased $2.8 million, or 17.8%, compared to 2000, primarily due to commissions on increased sales and expenses related to AOM. General and administrative expenses increased by $1.8 million, or 46.0%, in 2001, primarily as the result of legal expenses associated with the DePuy AcroMed litigation and expenses related to AOM.

     Total interest and other income was approximately $1.0 million in both 2001 and 2000. Lower interest income resulted from comparatively lower interest rates and the decrease in cash and cash equivalents associated with the approximately $8 million of cash used in connection with the acquisition of AOM in July 2001. The decrease in interest income was offset by decreased interest expense resulting from the elimination of long-term debt in 2000 and higher royalty income.

     The effective tax rates for 2000 and 2001 were 37.3% and 38.5%, respectively.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     For the year ended December 31, 2000, sales of $44.3 million were $5.5 million or 14.1% higher than sales of $38.9 million for the previous year. The following table presents sales by category (in thousands):

                                 Year ended December 31,                  Change
                              -----------------------------   -----------------------------
                                 1999            2000           Amount         Percent
                              -------------   -------------   -------------  --------------
Spine product sales..........    $ 20,807        $ 23,702         $ 2,895          13.9%
Orthobiologic product sales..      18,049          20,617           2,568          14.2
                              -------------   -------------   -------------  --------------
     Total sales.............  $   38,856      $   44,319      $    5,463          14.1%
                              =============   =============   =============  ==============


     Sales of spine products increased in the year ended December 31, 2000 by $2.9 million, or 13.9%, to $23.7 million, compared to $20.8 million for the year ended December 31, 1999. We estimate that the growth rate approximated the overall growth rate of the market for spinal implants.

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

     Total domestic sales of spine products and orthobiologic products increased 17.9%, or $5.4 million, to $35.5 million for the year ended December 31, 2000, compared to $30.1 million for the same period of 1999. International sales were essentially unchanged at $8.8 million for the years ended December 31, 1999 and 2000.

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

     Total interest and other income increased $476,000, or 92.4%, to $991,000 for the year ended December 31, 2000, compared to $515,000 during the same period of 1999, as higher average cash, cash equivalents and short-term investment balances in 2000 resulted in increased interest income and the elimination of long-term debt in 2000 resulted in reduced interest expense.

     The effective tax rates for 1999 and 2000 were 7.8% and 37.3%, respectively. During 1999, the income tax provision was partially offset by the elimination of the valuation allowance against our deferred tax assets, resulting in the comparatively lower effective rate.

Liquidity and Capital Resources

     In 2001, our operations generated positive cash flow of approximately $1.6 million. On July 10, 2001, we used approximately $8 million of our cash in connection with the acquisition of AOM. We invest our excess cash in U.S. Treasury securities and high-grade marketable securities. At December 31, 2001, cash and cash equivalents were $6.5 million, down $8.1 million from $14.6 million at December 31, 2000. We also have a $5.0 million revolving line of credit available to us that had no amount outstanding at December 31, 2001 and which expires in June 2002.

     We have used and may continue to use our cash, our common stock, or a combination of both to pay for purchased technologies, product lines, mergers and acquisitions. In addition, new products scheduled for launch in 2002 will require significant investment in initial inventory levels. We also intend to continue to invest in the development of our business. We believe we currently possess sufficient resources to meet the cash requirements of our operations for at least the next year. However, some of these activities may require cash in excess of that which we currently possess, and we can give no assurance that we will be able to raise the additional capital on satisfactory terms, if at all.

     At December 31, 2001, we had no material commitments for capital expenditures.

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

Item 8.  Financial Statements and Supplementary Data

     The Financial Statements and Supplementary Data of Interpore International, Inc. are listed and included under Item 14 of this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     There is hereby incorporated herein by reference the information appearing under the caption Election of Directors in the Proxy Statement for the Interpore International 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2002.

Item 11.  Executive Compensation

     There is hereby incorporated herein by reference the information appearing under the caption Executive Compensation in the Proxy Statement for the Interpore International 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2002.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     There is hereby incorporated herein by reference the information appearing under the caption Security Ownership of Certain Beneficial Owners and Management in the Proxy Statement for the Interpore International 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2002.

Item 13.  Certain Relationships and Related Transactions

     There is hereby incorporated by reference the information appearing under the caption Certain Relationships and Related Transactions in the Proxy Statement for the Interpore International 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2002.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) (1) The following financial statements are referenced in Part II Item 8 and submitted herewith:
                                                                           Page
                                                                          Number
                                                                          ------
     Report of Independent Auditors .....................................   F-2

     Consolidated Balance Sheets at December 31, 2000 and 2001 ..........   F-3

     Consolidated Statements of Income for the Years Ended December 31,
       1999, 2000 and 2001 ..............................................   F-4

     Consolidated Statements of Stockholders' Equity for the Years Ended
       December 31, 1999, 2000 and 2001 .................................   F-5

     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1999, 2000 and 2001 .................................   F-6

     Notes to Consolidated Financial Statements .........................   F-7

     (2) The following financial statement schedule for the years ended December 31, 1999, 2000 and 2001 is submitted herewith:

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

                                        INTERPORE INTERNATIONAL, INC.


                                        By:        /s/  DAVID C. MERCER
                                            ------------------------------------
                                                      David C. Mercer
                                            Chairman and Chief Executive Officer


Date:  March 27, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                               Title                               Date
                                                               -----                               ----


            /s/ DAVID C. MERCER               Chairman of the Board, Chief Executive          March 27, 2002
--------------------------------------------     Officer and Director (Principal        ----------------------------
              David C. Mercer                    Executive Officer)


           /s/ JOSEPH A. MUSSEY               President, Chief Operating Officer and          March 27, 2002
--------------------------------------------     Director                               ----------------------------
             Joseph A. Mussey


          /s/ RICHARD L. HARRISON             Sr. Vice President--Finance, Chief               March 27, 2002
--------------------------------------------     Financial Officer and Secretary        ----------------------------
            Richard L. Harrison                  (Principal Financial and Accounting
                                                 Officer)


           /s/ DAVID W. CHONETTE              Director                                        March 27, 2002
--------------------------------------------                                            ----------------------------
             David W. Chonette


         /s/ WILLIAM A. EISENECHER            Director                                        March 27, 2002
--------------------------------------------                                            ----------------------------
           William A. Eisenecher


         /s/ DANIEL A. FUNK, M.D.             Director                                        March 27, 2002
--------------------------------------------                                            ----------------------------
           Daniel A. Funk, M.D.


             /s/ LEWIS PARKER.                Director                                        March 27, 2002
--------------------------------------------                                            ----------------------------
               Lewis Parker


          /s/ ROBERT J. WILLIAMS              Director                                        March 27, 2002
--------------------------------------------                                            ----------------------------
            Robert J. Williams

                          INTERPORE INTERNATIONAL, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                           Page
                                                                                                       ------------
Report of Independent Auditors ......................................................................      F-2

Consolidated Balance Sheets at December 31, 2000 and 2001 ...........................................      F-3

Consolidated Statements of Income for the Years Ended December 31, 1999, 2000 and 2001 ..............      F-4

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 2000
   and 2001 .........................................................................................      F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 2000 and 2001 ..........      F-6

Notes to Consolidated Financial Statements ..........................................................      F-7

Schedule II--Valuation and Qualifying Accounts ......................................................     F-20


                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Interpore International, Inc.

     We have audited the accompanying consolidated balance sheets of Interpore International, Inc. as of December 31, 2000 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interpore International, Inc. at December 31, 2000 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                              /s/ ERNST & YOUNG LLP

Orange County, California
February 5, 2002

                          INTERPORE INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                        (in thousands, except share data)

                                                                                             December 31,
                                                                                   ---------------------------------
                                                                                         2000              2001
                                                                                   ---------------   ---------------
Assets
Current assets:
    Cash and cash equivalents ...................................................   $     14,610      $      6,538
    Accounts receivable, less allowance for doubtful accounts
      of $461 and $688 in 2000 and 2001, respectively ...........................          9,536            13,051
    Inventories .................................................................         12,485            16,479
    Prepaid expenses ............................................................          1,193               763
    Deferred income taxes .......................................................          2,088             1,964
                                                                                   ---------------   ---------------
Total current assets ............................................................         39,912            38,795
Property, plant and equipment, net ..............................................          1,509             2,354
Deferred income taxes ...........................................................          1,598             1,022
Intangible assets, net ..........................................................          2,143            22,130
Other assets ....................................................................             71               261
                                                                                   ---------------   ---------------
Total assets ....................................................................   $     45,233      $     64,562
                                                                                    ==============    ==============
Liabilities and stockholders' equity
Current liabilities:
    Accounts payable ............................................................            886             1,981
    Accrued compensation and related expenses ...................................          1,347             1,969
    Accrued royalties ...........................................................            372               474
    Income taxes payable ........................................................            188               664
    Other accrued liabilities ...................................................            582               544
                                                                                   ---------------   ---------------
Total current liabilities .......................................................          3,375             5,632
                                                                                   ---------------   ---------------
Commitments and contingencies
Stockholders' equity:
     Series E convertible preferred stock, voting, par value $.01 per share:
       Authorized shares - 594,000; issued and outstanding shares - none ........            --                --
     Preferred stock, par value $.01 per share: Authorized shares - 4,406,000;
       outstanding shares - none ................................................            --                --
     Common stock, par value $.01 per share: Authorized shares - 50,000,000;
       issued and outstanding shares - 15,026,302 at December 31, 2000 and
       17,543,605 at December 31, 2001 ..........................................            150               175
    Additional paid-in-capital ..................................................         49,928            62,717
    Accumulated deficit .........................................................         (5,111)             (853)
                                                                                   ---------------   ---------------
                                                                                          44,967            62,039
     Less treasury stock, at cost - 605,000 shares at December 31, 2000 and
       December 31, 2001 ........................................................         (3,109)           (3,109)
                                                                                   ---------------   ---------------
Total stockholders' equity ......................................................         41,858            58,930
                                                                                   ---------------   ---------------
Total liabilities and stockholders' equity.......................................   $     45,233      $     64,562
                                                                                   ===============   ===============


     See accompanying notes.

                          INTERPORE INTERNATIONAL, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                      (in thousands, except per share data)

                                                                               Year ended December 31,
                                                                 ---------------------------------------------------
                                                                       1999             2000              2001
                                                                 ----------------  ---------------   ---------------
Net sales ...................................................     $     38,856      $     44,319      $     51,296
Cost of goods sold ..........................................           11,645            13,460            14,355
                                                                 ----------------  ---------------   ---------------
Gross profit ................................................           27,211            30,859            36,941
                                                                 ----------------  ---------------   ---------------
Operating expenses:
     Research and development ...............................            4,192             5,302             6,745
     Selling and marketing ..................................           13,978            15,834            18,657
     General and administrative .............................            4,351             3,852             5,624
     Non-recurring charges ..................................                -               268                 -
                                                                 ----------------  ---------------   ---------------
Total operating expenses ....................................           22,521            25,256            31,026
                                                                 ----------------  ---------------   ---------------
Income from operations ......................................            4,690             5,603             5,915
                                                                 ----------------  ---------------   ---------------
Interest income .............................................              457               702               479
Interest expense ............................................             (342)             (155)              (15)
Other income ................................................              400               444               546
                                                                 ----------------  ---------------   ---------------
Total interest and other income, net ........................              515               991             1,010
                                                                 ----------------  ---------------   ---------------
Income before taxes .........................................            5,205             6,594             6,925
Income tax provision ........................................              407             2,461             2,667
                                                                 ----------------  ---------------   ---------------
Net income ..................................................     $      4,798      $      4,133      $      4,258
                                                                 ================  ===============   ===============
Net income per share:
     Basic ..................................................     $        .36      $        .29      $        .27
     Diluted ................................................     $        .35      $        .27      $        .27
Shares used in computing earnings per share:
     Basic ..................................................           13,506            14,043            15,544
     Diluted ................................................           13,876            15,140            15,985


See accompanying notes.

                          INTERPORE INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (in thousands)

                                            Series E
                                          Convertible                                Accumulated
                                        Preferred Stock   Common Stock  Additional      Other                             Total
                                        ---------------  --------------  Paid-In    Comprehensive Accumulated Treasury Stockholders'
                                         Shares  Amount  Shares  Amount  Capital         Loss       Deficit     Stock    Equity
                                        -------  ------  ------  ------ ---------- -------------- ----------- -------- -------------
Balance at December 31, 1998 ..........    33    $    -  14,060  $  141  $  43,961 $            -  $ (14,042) $ (3,109)   $  26,951
     Unrealized loss on short-term
       investments (including tax
       benefit of $2) .................     -         -       -       -          -             (4)         -         -           (4)
     Net income .......................     -         -       -       -          -              -      4,798         -         4,798
                                        ------- -------- ------ ------- ---------- -------------- ----------- -------- -------------
     Comprehensive income (loss) ......     -         -       -       -          -             (4)     4,798         -         4,794
     Exercise of stock options ........     -         -      81       1        178              -          -         -           179
     Conversion of preferred stock into
       common stock ...................    (7)        -       7       -          -              -          -         -             -
     Issuances under employee stock
       purchase plan ..................     -         -      24       -        103              -          -         -           103
     Shares issued in purchase of AGF
       technology .....................     -         -     100       1      1,209              -          -         -         1,210
                                        ------- -------- ------ ------- ---------- -------------- ----------- -------- -------------
Balance at December 31, 1999 ..........    26         -  14,272     143     45,451             (4)    (9,244)   (3,109)       33,237
     Unrealized gain on short-term
       investments (including tax
       benefit of $2) .................     -         -       -       -          -              4          -         -             4
     Net income .......................     -         -       -       -          -              -      4,133         -         4,133
                                        ------- -------- ------- ------ ---------- -------------- ------------ ------- -------------
     Comprehensive income .............     -         -       -       -          -              4      4,133         -         4,137
     Exercise of stock options ........     -         -     242       2      1,543              -          -         -         1,545
     Conversion of preferred stock into
       common stock ...................   (26)        -      26       -          -              -          -         -             -
     Issuances under employee stock
       purchase plan ..................     -         -      16       -         75              -          -         -            75
     Debentures converted into
       common stock ...................     -         -     470       5      2,859              -          -         -         2,864
                                        ------- -------- ------ ------- ---------- -------------- ----------- -------- -------------
Balance at December 31, 2000 ..........     -    $    -  15,026  $  150  $  49,928 $            - $   (5,111)  $(3,109)   $   41,858
     Net income and comprehensive
       income .........................     -         -       -       -          -              -      4,258         -         4,258
     Exercise of stock options ........     -         -      87       1        266              -          -         -           267
     Compensation from stock option
       grants .........................     -         -       -       -        161              -          -         -           161
     Issuances under employee stock
       purchase plan ..................     -         -      31       -         98              -          -         -            98
     Shares issued in purchase of
       American OsteoMedix
       Corporation ....................     -         -   2,400      24     12,264              -          -         -        12,288
                                        ------- -------- ------ ------- ---------- -------------- ----------- -------- -------------
Balance at December 31, 2001 ..........     -    $    -  17,544  $  175  $  62,717   $          - $     (853) $ (3,109)   $   58,930
                                        ======= ======== ====== ======= ========== ============== =========== ======== =============


See accompanying notes.

                          INTERPORE INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                                    Year ended December 31,
                                                                          ---------------------------------------------
                                                                              1999            2000            2001
                                                                          --------------  -------------   -------------
Cash Flows from Operating Activities:
     Net income .......................................................    $    4,798      $    4,133      $    4,258
     Adjustments to reconcile net income to net cash
         provided by operating activities:
          Depreciation ................................................           739             736             852
          Amortization ................................................           113             249             225
          Compensation from stock option grants                                     -               -             161
          Changes in operating assets and liabilities:
             Accounts receivable ......................................        (2,469)           (649)         (3,085)
             Inventories ..............................................          (955)            585          (3,481)
             Prepaid expenses .........................................            43             (96)            352
             Other assets .............................................           405              55             (88)
             Deferred income taxes ....................................          (151)            397             700
             Accounts payable and accrued liabilities .................           376          (1,011)          1,754
                                                                          --------------  -------------   -------------
          Net cash provided by operating activities ...................         2,899           4,399           1,648
                                                                          --------------  -------------   -------------

Cash Flows from Investing Activities:
     Net cash paid for American OsteoMedix Corporation ................             -               -          (8,286)
     Capital expenditures .............................................          (621)           (896)         (1,594)
     Expenditures for patent rights ...................................          (146)            (80)           (195)
     Purchase of AGF technology .......................................          (526)            (38)              -
     Purchases of short-term investments ..............................        (3,465)              -               -
     Sales of short-term investments ..................................             -           3,463               -
                                                                          --------------  -------------   -------------
          Net cash provided by (used in) investing activities .........        (4,758)          2,449         (10,075)
                                                                          --------------  -------------   -------------

Cash Flows from Financing Activities:
     Repayment of long-term debt and capitalized lease obligations ....           (16)           (173)            (10)
     Proceeds from exercise of stock options ..........................           179           1,545             267
     Proceeds from employee stock purchase plan .......................           103              75              98
                                                                          --------------  -------------   -------------
          Net cash provided by financing activities ...................           266           1,447             355
                                                                          --------------  -------------   -------------
Net increase (decrease) in cash and cash equivalents ..................        (1,593)          8,295          (8,072)
Cash and cash equivalents at beginning of year ........................         7,908           6,315          14,610
                                                                          --------------  -------------   -------------
Cash and cash equivalents at end of year ..............................    $    6,315      $   14,610      $    6,538
                                                                          ==============  =============   =============


See accompanying notes.

                          INTERPORE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

1.  Summary of Significant Accounting Policies

Organization and Description of Business

     Interpore International, Inc. ("Interpore"), doing business as Interpore Cross International ("Interpore Cross") operates in one business segment: the design, manufacture and marketing of medical devices for the orthopedic marketplace. Interpore's products are distributed in the United States and internationally.

Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Interpore Cross and its subsidiaries after elimination of all significant intercompany transactions. In May 1998, Interpore merged with Cross Medical Products, Inc. ("Cross"), a publicly traded Ohio-based worldwide supplier of spinal implant systems used to treat degenerative conditions and deformities of the spine. This merger has been accounted for as a pooling-of-interests. Certain amounts in the consolidated financial statements have been reclassified to conform to the 2001 presentation.

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

Per Share Information

     Basic earnings per share (EPS) is calculated by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities, consisting of employee stock options, convertible securities and warrants. The following table presents the computation of net income per share (in thousands, except per share data):

                                                                                 Year ended December 31,
                                                                       ---------------------------------------------
                                                                           1999            2000           2001
                                                                       -------------   -------------  --------------
Net income ........................................................     $    4,798      $    4,133     $    4,258
                                                                       =============   =============  ==============
Shares used in computing net income per share--basic
     Weighted average common shares outstanding ...................         13,506          14,043         15,544
Effect of dilutive securities:
     Weighted average convertible preferred stock (1) .............             31               6              -
     Common share equivalents outstanding .........................            339           1,091            441
                                                                       -------------   -------------  --------------
Shares used in computing net income per share--diluted ............         13,876          15,140         15,985
                                                                       =============   =============  ==============
Basic earnings per share ..........................................     $      .36      $      .29     $      .27
Diluted earnings per share ........................................     $      .35      $      .27     $      .27

----------
(1) On March 1, 2000, all of the outstanding Series E Preferred Stock converted into common stock.

                          INTERPORE INTERNATIONAL, INC.

Concentrations of Business and Credit Risk

     Interpore Cross operates in worldwide markets which are subject to rapid technological advancement and significant government regulation. The introduction of technologically advanced products by competitors and increased regulatory or trade barriers could have a material impact on the future operations of Interpore Cross.

     In the normal course of business, Interpore Cross provides credit to its customers. At December 31, 2001, 62% of Interpore Cross' accounts receivable are from domestic customers and 38% are from foreign customers. Interpore Cross performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations. Sales to domestic customers were 78%, 80% and 78% of total sales in 1999, 2000 and 2001, respectively, and sales to foreign customers were 22%, 20% and 22% of total sales in 1999, 2000 and 2001, respectively. All sales to foreign customers for the periods presented were denominated in United States dollars.

     In the U.S., there are no significant customer concentrations, as Interpore Cross invoices hospitals directly for product used or shipped and no one hospital is significant. However, in the international markets, Interpore Cross has two significant distributors that on a combined basis accounted for approximately 34.6% of its 2001 international sales and 7.7% of its 2001 worldwide sales.

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

Advertising

     Interpore Cross expenses as incurred the costs of advertising which totaled $219,000, $198,000 and $479,000 for the years ended December 31, 1999, 2000 and
2001, respectively.

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

                          INTERPORE INTERNATIONAL, INC.

Inventories

     Inventories are stated at the lower of first-in, first-out average cost or market. Inventories are comprised of the following (in thousands):

                                                           December 31,
                                                   -----------------------------
                                                       2000           2001
                                                   -------------  --------------
     Raw material ................................     $ 1,202        $ 1,503
     Work-in-process .............................         575            742
     Finished goods ..............................      10,708         14,234
                                                   -------------  --------------
                                                    $   12,485     $   16,479
                                                   =============  ==============

Shipping Costs

     Shipping costs are included in cost of sales.

Property, Plant and Equipment

     Property, plant and equipment are stated at cost and are comprised of the following (in thousands):

                                                             December 31,
                                                     ---------------------------
                                                         2000           2001
                                                     ------------   ------------
     Machinery and equipment ......................    $    4,045    $    5,658
     Furniture and fixtures .......................           882           960
     Leasehold improvements .......................           658           664
                                                     -------------  ------------
     Property, plant and equipment, at cost .......         5,585         7,282
     Less accumulated depreciation and
       amortization................................        (4,076)       (4,928)
                                                     -------------  ------------
     Property, plant and equipment, net ...........    $    1,509    $    2,354
                                                     =============  ============


     Depreciation is provided using the straight-line method over the following estimated useful lives:

     Machinery and equipment ......................  3 to 5 years
     Furniture and fixtures .......................  5 years
     Leasehold improvements .......................  Lesser of estimated useful life or term of lease

Intangible Assets

     Intangible assets include goodwill, patents and license rights. Goodwill and other intangible assets with indefinite lives are not amortized but instead are subject to impairment tests at least annually. As of December 31, 2001, there was no impairment of the goodwill recorded in the acquisition of American OsteoMedix Corporation ("AOM"). The patents and license rights are amortized on a straight-line basis over their estimated useful lives. Amortization begins at the time the patents are issued. Management periodically evaluates the recoverability of intangible assets based on undiscounted future cash flows. Amortization expense for the years ended December 31, 1999, 2000 and 2001 was $113,000, $249,000 and $225,000, respectively. Accumulated amortization of intangible assets was $446,000 and $671,000 at December 31, 2000 and 2001, respectively.

Consolidated Statements of Cash Flows

     Interpore Cross paid income taxes of $163,000, $1,968,000 and $1,408,000 and interest of $294,000, $152,000 and $15,000 in 1999, 2000 and 2001,
respectively.

                          INTERPORE INTERNATIONAL, INC.

Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets, Interpore Cross reviews long-lived assets and certain intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Interpore Cross believes no impairment of the carrying value of its long-lived assets existed at December 31, 2001.

Use of Estimates

       The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes and litigation, are evaluated. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses financial accounting and reporting for business combinations and requires all business combinations to be accounted for using the purchase method. SFAS No. 141 is effective for any business combinations initiated after June 30, 2001. SFAS No. 142, effective for Interpore Cross on January 1, 2002, addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Goodwill and other intangible assets with indefinite lives will no longer be amortized but instead will be subject to impairment tests at least annually. In July 2001, upon the acquisition of AOM, Interpore Cross adopted SFAS No. 141 and SFAS No. 142.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 Supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and other related accounting guidance. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. Interpore Cross will adopt the statement on January 1, 2002 and does not expect the statement to have a material impact on the consolidated financial statements.

2.  Acquisition of AGF Technology

     In December 1999, Interpore Cross purchased all of the intellectual property of Quantic Biomedical, Inc. which included the patents and technology for making AGF. The purchase price of $1.9 million included a cash payment of $500,000, 100,000 unregistered shares of Interpore Cross common stock with a fair market value of $551,000 and 200,000 stock purchase warrants which vest over a two-year period at exercise prices ranging from $7.13 to $8.63 with a fair market value of $659,000. Additionally, previously paid unamortized license fees of $167,000 were reallocated to the purchase price. The total purchase price has been recorded as an intangible asset and is being amortized over a ten-year period.

                          INTERPORE INTERNATIONAL, INC.

3.   Acquisition of American OsteoMedix Corporation

     On July 10, 2001, Interpore Cross completed the acquisition of AOM, a developer, manufacturer and marketer of unique minimally invasive surgery products which facilitate the delivery of biocompatible materials into bone through small incisions, a procedure referred to as osteoplasty. The initial transaction value was $21 million, including approximately $8 million in cash, approximately 2.4 million shares of Interpore Cross common stock valued at $12 million and transaction costs of approximately $500,000. In addition to the initial consideration, the agreement provides for contingent cash consideration of up to $5 million based upon sales of AOM products through 2005. The transaction has been accounted for using the purchase method of accounting. Results of operations of AOM are included in Interpore Cross' consolidated results of operations beginning on July 10, 2001. Approximately $20 million of the purchase price was allocated to goodwill and future contingent cash consideration will also be allocated to goodwill. The remaining purchase price was assigned to accounts receivable of $430,000, inventory of $513,000, prepaid expenses of $24,000, property, plant and equipment of $103,000 and current liabilities of $513,000.

4.  Fair Value of Financial Instruments

     The estimated fair value of financial instruments is as follows (in thousands):


                                 December 31, 2000          December 31, 2001
                             ------------------------   ------------------------
                               Carrying       Fair        Carrying      Fair
                                Amount        Value        Amount       Value
                             -----------  -----------   -----------  -----------
Assets:
  Cash and cash equivalents.. $ 14,610   $ 14,610       $ 6,538     $ 6,538

     Due to the short-term nature of cash and cash equivalents, the carrying amount approximates the fair value.

5.  Long-Term Obligations

     The 8.5% Convertible Subordinated Debentures (the "Debentures") due June 1, 2003 were convertible at any time before maturity, unless previously redeemed, into shares of Interpore Cross common stock at a conversion price of $6.37 per share. Pursuant to the terms of the underlying indenture, upon the merger of Interpore and Cross, Debenture holders were allowed to request redemption until June 26, 1998 at 101% of the principal amount thereof, plus accrued interest. Requests for redemption totaling $1.8 million were made. During 1998, $97,000 of Debentures were converted into 15,221 shares of Interpore Cross common stock. There were no conversions recorded in 1999. On June 14, 2000, Interpore Cross notified the holders that the Debentures would be redeemed, if not earlier converted, effective August 1, 2000. In 2000, Debentures totaling $3.0 million were converted into 470,000 shares of common stock, and $155,000 of the Debentures were redeemed.

     Amortization of offering costs, related to the issuance of the Debentures, of $48,000 and $25,000 for the years ended December 31, 1999 and 2000, respectively, is included in interest expense.

     Interpore Cross has available a $5 million line of credit facility with its primary bank. The line is secured by substantially all of the assets of Interpore Cross, bears interest at the bank's prime rate (4.75% at December 31, 2001), and matures in June 2002. The facility contains certain financial covenants with which Interpore Cross was in compliance at December 31, 2001. No amount was outstanding under the facility at December 31, 2001.

                          INTERPORE INTERNATIONAL, INC.

6.  Stockholders' Equity

Series E Convertible Preferred Stock

     On March 1, 2000, Interpore Cross common stock closed above $10.00 for the twentieth day out of 30 consecutive trading days and, accordingly, as provided in the Series E Preferred Stock Agreement, all of the outstanding Series E Preferred Stock converted into common stock.

Stock Options

     Interpore Cross has seven stock option plans that provide for the granting of incentive stock options or non-qualified stock options to officers, key employees, directors and consultants. The 1995 Stock Option Plan (the "1995 Plan"), the Stock Option Plan for Non-Employee Directors (the "Directors Plan"), the 1999 Consultants Stock Option Plan (the "Consultants Plan") and the 2000 Equity Participation Plan (the "2000 Plan") are the only plans with stock option awards available for grant. The other three plans have either expired or have been terminated with respect to future option grants, but have options outstanding and exercisable at December 31, 2001. Options outstanding under Interpore Cross' seven stock option plans generally vest over a four- or five-year period, and generally expire either six years or ten years from the date of grant.

     At December 31, 2001, there were 10,675 shares available for grant under the 1995 Plan, all of which are available for grant in 2002. The Directors Plan provides for a maximum of 200,000 shares to be issued pursuant to options granted under the plan and we are seeking approval at the 2002 Annual Meeting of Stockholders of an increase to 300,000 shares. At December 31, 2001, there were approximately 187,500 shares available for grant under the Directors Plan, including the pending 100,000 share increase. The Consultants Plan provides for a maximum of 300,000 shares to be issued pursuant to options granted under the plan. 250,000 shares were available for grant at December 31, 2001. The 2000 Plan provides for a maximum of 1.0 million shares to be issued pursuant to options granted under the plan. 778,500 shares were available for grant at December 31, 2001.

                          INTERPORE INTERNATIONAL, INC.

     The following is a summary of stock option activity and weighted average exercise price per share for periods indicated:

                                                                                      Weighted
                                                                                       Average
                                                                                      Exercise
                                                                        Shares          Price
                                                                    -------------  --------------
Outstanding at December 31, 1998 .................................   2,220,747     $   5.52
     Granted .....................................................     428,000         4.76
     Exercised ...................................................     (80,937)        2.21
     Forfeited and expired .......................................    (164,880)        6.72
                                                                    -------------
Outstanding at December 31, 1999 .................................   2,402,930         5.41
     Granted .....................................................     531,000         7.61
     Exercised ...................................................    (256,582)        5.39
     Forfeited and expired .......................................    (258,155)        6.27
                                                                    -------------
Outstanding at December 31, 2000 .................................   2,419,193         5.80
     Granted .....................................................     493,650         4.46
     Exercised ...................................................    (109,960)        3.80
     Forfeited and expired .......................................    (153,040)        6.39
                                                                    -------------
Outstanding at December 31, 2001 .................................   2,649,843         5.60
                                                                    =============
Options exercisable at:
     December 31, 1999 ...........................................   1,706,805     $   5.54
     December 31, 2000 ...........................................   1,622,693         5.50
     December 31, 2001 ...........................................   1,665,393         5.67

Estimated fair value per share of options granted during the year
     1999 ........................................................                 $   3.13
     2000 ........................................................                     5.02
     2001 ........................................................                     5.63


     The weighted average remaining contractual life of stock options outstanding at December 31, 1999, 2000 and 2001 were approximately 5.4, 5.1 and
5.2 years, respectively.

     Summary information about stock options outstanding at December 31, 2001 follows:

                                                                                          Exercisable at
                                 Outstanding at December 31, 2001                        December 31, 2001
                      -------------------------------------------------------   ------------------------------------
                                             Weighted
                                             Average
                                            Remaining
                                           Contractual          Weighted                               Weighted
     Range of                                  Life             Average                                Average
  Exercise Price          Shares            (in Years)       Exercise Price         Shares          Exercise Price
-------------------   ----------------   -----------------  -----------------   ----------------   -----------------
$1.00 - $ 3.00              213,060                4         $      1.46              213,060       $      1.46
$3.01 - $ 5.00              919,550              7.3                4.36              339,100              4.64
$5.01 - $ 7.00              720,933              3.7                5.77              607,933              5.82
$7.01 - $ 9.00              775,300              5.5                7.94              501,050              7.95
$9.01 - $12.13               21,000              8.6                9.72                4,250              9.83
                      ----------------                                          ----------------
$1.00 - $12.13            2,649,843              5.2                5.60            1,665,393              5.67
                      ================                                          ================

                          INTERPORE INTERNATIONAL, INC.

Employee Stock Purchase Plan

     Interpore Cross has a qualified employee stock purchase plan which allows employees to purchase shares of Interpore Cross common stock every six months through payroll deductions. The purchase price for the shares is 85% of the lesser of the fair market value of such shares on the first or last day of each six-month period. The plan provides for a maximum of 300,000 shares to be issued pursuant to the plan. As of December 31, 2001, 137,868 shares of common stock had been issued pursuant to the plan.

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

                          INTERPORE INTERNATIONAL, INC.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if Interpore Cross had accounted for employee stock options granted on or after January 1, 1995 under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: a risk-free interest rate of 6% in 1999 and 2000 and 5% in 2001, a volatility factor of the expected market price of Interpore Cross common stock of .67 in 1999 and 2000 and .69 in 2001, a weighted-average expected life of the options of six years, and no dividend yield.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. Interpore Cross' pro forma information, which reflects the charges related to options issued in 1999, 2000 and 2001 and may not be indicative of such charges in future periods, is as follows:

                                                     Year Ended December 31,
                                           ---------------------------------------------
                                               1999            2000           2001
                                           -------------   -------------  --------------
Pro forma net income (in thousands) ......  $    3,958      $    3,054     $    3,138
Pro forma basic net income per share .....  $       29           $  22          $  20
Pro forma diluted net income per share ...  $       29           $  20          $  20


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

     A reconciliation of the income tax provision (benefit) using the federal statutory rate to the book provision for income taxes follows (in thousands):

                                                                Year Ended December 31,
                                                     ---------------------------------------------
                                                         1999            2000           2001
                                                     -------------   -------------  --------------
Statutory federal provision for income taxes .......  $    1,770      $    2,242     $    2,354
Increase (decrease) in taxes resulting from:
   State tax, net of federal benefit ...............         131             239            251
   Research and development tax credits ............          35              -              -
   Reduction in valuation allowance ................      (1,609)              -              -
   Permanent differences and other .................          80             (20)            62
                                                     -------------   -------------  --------------
Income tax provision ...............................  $      407      $    2,461     $    2,667
                                                     =============   =============  ==============

                          INTERPORE INTERNATIONAL, INC.

     Significant components of the income tax provision (benefit) are as follows (in thousands):

                                           Year Ended December 31,
                               ---------------------------------------------
                                   1999             2000           2001
                               -------------   -------------  --------------
Current expense:
   Federal ..................     $    277        $  1,783       $  1,602
   State ....................          281             281            365
                               -------------   -------------  --------------
Total current                          558           2,064          1,967
                               -------------   -------------  --------------
Deferred expense (benefit):
   Federal ..................          (68)            350            684
   State ....................          (83)             47             16
                               -------------   -------------  --------------
Total deferred ..............         (151)            397            700
                               -------------   -------------  --------------
Total income tax provision ..     $    407        $   2,461      $  2,667
                               =============   =============  ==============

     Current tax expense does not reflect benefit of $236,000 and $69,000 for the years ended December 31, 2000, and 2001, respectively, related to the exercise of employee stock options recorded in additional paid-in capital.

     At December 31, 2001, Interpore Cross has unused net operating loss carryforwards of approximately $2.2 million for federal income tax purposes which expire beginning in 2007. Interpore Cross also has research and development tax credit and alternative minimum tax credit carryforwards of approximately $325,000 for federal tax purposes. The federal research and development tax credit carryforward will begin to expire in 2002. Prior to 1995, a valuation allowance was recorded to entirely offset the tax benefits of the federal carryforwards. In 1998 and 1999, the valuation allowance was reduced, and ultimately eliminated, to recognize the future tax benefits which management believes are more likely than not to be realized. At December 31, 2001, the valuation allowance of $513,000 entirely offsets the tax benefit of deferred tax assets received in the acquisition of AOM.

     The Tax Reform Act of 1986 includes provisions which significantly limit the potential use of net operating losses and tax credit carryforwards in situations where there is a change in ownership, as defined, of more than 50% during a cumulative three-year period. Accordingly, if a change in ownership occurs, the ultimate benefit realized from these carryforwards may be significantly reduced in total, and the amount that may be utilized in any given year may be significantly limited. California has enacted similar legislation. As a result of the merger with Cross, a greater than 50% change in ownership occurred during the year ended December 31, 1998. Accordingly, the use of these carryforwards is limited to approximately $2.3 million per year.

     In addition to the net operating losses discussed above, Interpore Cross has federal net operating loss carryforwards at December 31, 2001 of approximately $4.3 million resulting from the acquisition of Interpore Orthopaedics, Inc. ("Orthopaedics"). As a result of the acquisition, Orthopaedics experienced a more than 50% ownership change. Accordingly, under the provisions of the 1986 Tax Reform Act, the use of Orthopaedics' net operating loss carryforwards is limited to approximately $300,000 per year. These carryforwards expire beginning in the year 2002. As a result of the annual limitation, it is estimated that a maximum of $1.0 million in net operating loss carryforwards will be available for use prior to expiration. The ultimate realization of the benefits of these loss carryforwards is dependent on future profitable operations of Orthopaedics.

                          INTERPORE INTERNATIONAL, INC.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2001 are as follows (in thousands):

                                                                                       December 31,
                                                                                   ------------------
                                                                                     2000      2001
                                                                                   --------  --------
Deferred tax assets:
   Interpore net operating loss carryforwards ..................................   $ 1,451   $ 1,274
   Orthopaedics net operating loss carryforwards ...............................       430       323
   Research and development and alternative minimum tax credit carryforwards ...       379       346
   Reserves and accruals not currently deductible for tax purposes .............       357       375
   Inventory capitalization ....................................................       901     1,589
   Depreciation not currently deductible for tax purposes ......................       168      --
                                                                                   -------   --------
         Total deferred tax assets .............................................     3,686     3,907
                                                                                   -------   --------
    Valuation allowance for deferred tax assets ................................      --        (513)
                                                                                   -------   --------
        Net deferred tax assets ................................................      --       3,394
                                                                                   -------   --------
Deferred tax liabilities:
     Depreciation ..............................................................      --        (408)
                                                                                   -------   --------
         Total deferred tax liabilities ........................................      --        (408)
                                                                                   -------   --------
 Net deferred tax asset ........................................................   $ 3,686   $ 2,986
                                                                                   =======   ========


8.  Commitments and Contingencies

License Agreements

     We have agreements with prominent spine surgeons, who assisted in the development of certain of our spine systems, under which we pay royalties ranging from 2% to 7% of net revenues generated from the sale of certain products. Royalties are paid to the developers of the AGF technology at a rate of 5% of certain products within this product group.

Litigation

     On September 5, 2000, Interpore Cross' wholly-owned subsidiary, Cross Medical Products, Inc. ("Cross"), filed suit in the U.S. District Court, Central District of California, against DePuy AcroMed, Inc., a Johnson & Johnson company and Biedermann Motech GmbH, which alleges that DePuy AcroMed has infringed and continues to infringe Cross' U.S. Patent Nos. 5,466,237 and 5,474,555. These patents relate to screw technology embodied in certain components of the SYNERGY Spinal System. The Complaint seeks damages for willful past and continuing infringement of the patents. The Complaint also seeks a declaratory judgment against DePuy AcroMed and Biedermann Motech that Cross is not infringing Biedermann Motech's patent no. 5,207,678. DePuy AcroMed has responded to the Complaint alleging that Cross' patents are invalid and unenforceable, and alleging that it does not infringe.

     On May 21, 2001, the Court dismissed Cross' declaratory judgment claim, ruling that Biedermann Motech is not subject to personal jurisdiction in California and is indispensable to the claim.

                          INTERPORE INTERNATIONAL, INC.

     On January 30, 2002, the Court granted Cross' motion for summary judgment of infringement of certain claims of Cross' `237 Patent. On February 11, 2002, the Court granted Cross' motion for summary judgment of infringement of certain claims of Cross' `555 Patent. On March 20, 2002, the Court granted DePuy AcroMed's motion for summary judgment of invalidity of Cross' 237 Patent, ruling that this patent is partially invalid. Cross is exploring strategies in response to this ruling and currently plans to challenge it. However, there can be no assurance that Cross will be successful in any such challenge.

     The trial had previously been scheduled for May 2002, but because the parties are still involved in discovery, it has been postponed to a date that is yet to be determined.

     Aside from the patent litigation, the nature of Interpore Cross' business subjects it to product liability and various other legal proceedings from time to time. Interpore Cross is currently involved in legal proceedings incidental to the normal conduct of its business. It does not believe that any liabilities relating to the legal proceedings to which it is a party are likely to be, individually or in the aggregate, material to its consolidated financial condition or results of operations.

9.  Lease Commitments

     Future minimum rentals under noncancelable operating leases for manufacturing and office facilities and equipment at December 31, 2001 are as follows (in thousands):


        2002 ..........................................  $      648
        2003 ..........................................         133
        2004 ..........................................          11
        Thereafter ....................................         --
                                                         ----------
                                                         $      792
                                                         ==========

     Rent expense was $640,000, $698,000 and $759,000 in 1999, 2000 and 2001,
respectively.

     The lease for Interpore Cross' principal office and manufacturing facility, which expires January 31, 2003, provides a right to extend the lease for an additional five years at the fair market lease rate of the facility on the extension date, but not less than the rate paid by Interpore Cross during the month immediately preceding the commencement of the extension period.

                          INTERPORE INTERNATIONAL, INC.

11.  Quarterly Results (unaudited)

     The following table presents a summary of the quarterly results of operations for 2000 and 2001 (in thousands, except per share data):

                                                                   Quarter
                                         -------------------------------------------------------------
                                             First          Second           Third          Fourth
                                         -------------   -------------   -------------   -------------
2000
Net sales .............................   $   11,443      $   11,330      $   10,613      $   10,933
Gross profit ..........................        7,891           7,885           7,494           7,589
Net income ............................        1,157             974           1,178             824
Net income per share--basic ...........   $      .08      $      .07      $      .08      $      .06
Net income per share--diluted .........   $      .08      $      .07      $      .08      $      .06

2001
Net sales .............................   $   11,281      $   13,016      $   12,230      $   14,769
Gross profit ..........................        7,919           9,293           8,773          10,956
Net income ............................        1,004           1,230             813           1,211
Net income per share--basic ...........   $      .07      $      .09      $      .05      $      .07
Net income per share--diluted .........   $      .07      $      .08      $      .05      $      .07

                          INTERPORE INTERNATIONAL, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 1999, 2000 and 2001


                                                           Balance at                                          Balance at
                                                          Beginning of      Additions                            End of
                     Description                             Period        (Deductions)       Write-offs         Period
------------------------------------------------------   ---------------  ---------------   ---------------  ---------------
Year ended December 31, 1999:
     Allowance for doubtful accounts receivable ......    $    506,000     $    120,000      $    110,000     $    516,000
     Reserve for excess and obsolete inventory .......         837,000        1,198,000           598,000        1,437,000

Year ended December 31, 2000:
     Allowance for doubtful accounts receivable ......    $    516,000     $    120,000      $    175,000     $    461,000
     Reserve for excess and obsolete inventory .......       1,437,000        1,394,000                 -        2,831,000

Year ended December 31, 2001:
     Allowance for doubtful accounts receivable ......    $    461,000     $    325,000      $     98,000     $    688,000
     Reserve for excess and obsolete inventory........       2,831,000        1,441,000           296,000        3,976,000

                                  EXHIBIT INDEX

Exhibit
Number    Description
------    ------------
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

10.11 Indenture concerning 8.5% Convertible Subordinated Debentures between Cross Medical Products, Inc. and Fifth Third Bank (12)

10.12 Supplemental Indenture between Interpore International, Inc. and Cross Medical Products, Inc. and Fifth Third Bank (5)

10.13     Form of Indemnification Agreement (13)

10.14     Schedule of Parties to Form of Indemnification Agreement (14)

10.15 Agreement between Dr. Edward Funk and Cross Medical Products, Inc. dated February 11, 1998 (15)

 Exhibit
 Number   Description
--------  -----------
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

10.22 Agreement and Plan of Merger among Interpore International, Inc., OP Sub, Inc., American OsteoMedix Corporation and the shareholders set forth on the signature pages thereto, dated as of May 30, 2001 (24)

21.01     Subsidiaries of the Registrant

23.01     Consent of Ernst & Young LLP, Independent Auditors
----------

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

(24) Incorporated by reference from our Current Report on Form 8-K filed July 10, 2001