Form 10-Q
period 2002-03-31
INTERPORE INTERNATIONAL INC /DE/
filed 2002-05-14
CIK 854093

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐ TRANSITION	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to ___________________________

Commission File No. 0-22958

INTERPORE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 181 Technology Drive, Irvine, California (Address of Principal Executive Offices)	95-3043318 (I.R.S. employer identification number) 92618-2402 (Zip Code)

(949) 453-3200
Registrant’s telephone number, including area code:

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

As of May 8, 2002, there were 17,234,446 shares of the registrant’s common stock issued and outstanding.

Interpore International, Inc.

Interpore International, Inc.

Condensed Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2001	March 31, 2002
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,538	$3,691
Accounts receivable, less allowance for doubtful accounts of $688 and $726 in 2001 and 2002, respectively	13,051	13,607
Inventories	16,479	19,539
Prepaid expenses	763	1,197
Deferred income taxes	1,964	1,964

Total current assets	38,795	39,998
Property, plant and equipment, net	2,354	2,586
Deferred income taxes	1,022	1,022
Intangible assets, net	22,130	22,473
Other assets	261	261

Total assets	$64,562	$66,340

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	1,981	2,779
Accrued compensation and related expenses	1,969	1,593
Accrued royalties	474	390
Income taxes payable	664	566
Other accrued liabilities	544	601

Total current liabilities	5,632	5,929

Commitments and contingencies

Stockholders’ equity:
Series E convertible preferred stock, voting, par value $.01 per share: Authorized shares—594,000; issued and outstanding shares—none	—	—
Preferred stock, par value $.01 per share: Authorized shares—4,406,000; outstanding shares—none	—	—
Common stock, par value $.01 per share: Authorized shares—50,000,000; issued and outstanding shares—17,543,605 at December 31, 2001 and 17,828,072 at March 31, 2002	175	178
Additional paid-in-capital	62,717	63,550
Accumulated deficit	(853)	(208)

	62,039	63,520
Less treasury stock, at cost—605,000 shares at December 31, 2001 and March 31, 2002	(3,109)	(3,109)

Total stockholders’ equity	58,930	60,411

Total liabilities and stockholders’ equity	$64,562	$66,340

See accompanying notes.

Interpore International, Inc.

Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2001	2002
Net sales	$11,281	$13,786
Cost of goods sold	3,362	3,712

Gross profit	7,919	10,074

Operating expenses:
Research and development	1,597	1,913
Selling and marketing	4,002	5,353
General and administrative	1,024	1,919

Total operating expenses	6,623	9,185

Income from operations	1,296	889

Interest income	201	24
Other income	135	135

Total interest and other income, net	336	159

Income before taxes	1,632	1,048
Income tax provision	628	403

Net income	$1,004	$645

Net income per share:
Basic	$07	$.04
Diluted	$07	$.04

Shares used in computing net income per share:
Basic	14,424	17,128
Diluted	14,626	18,300

See accompanying notes.

Interpore International, Inc.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2001	2002
Cash flows from operating activities
Net income	$1,004	$645
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	182	268
Amortization	57	73
Compensation from stock option grants	—	99
Changes in operating assets and liabilities:
Accounts receivable	102	(556)
Inventories	(26)	(3,060)
Prepaid expenses	(103)	(434)
Other assets	70	—
Accounts payable and accrued liabilities	124	297

Net cash provided by (used in) operating activities	1,410	(2,668)

Cash flows from investing activities
Net cash paid for American OsteoMedix Corporation	—	(57)
Capital expenditures	(32)	(500)
Expenditures for patent rights and other intangible assets	(34)	(359)

Net cash used in investing activities	(66)	(916)

Cash flows from financing activities
Repayment of long-term debt and capital lease obligations	(5)	—
Proceeds from exercise of stock options	3	737

Net cash provided by (used in) financing activities	(2)	737

Net increase (decrease) in cash and cash equivalents	1,342	(2,847)
Cash and cash equivalents at beginning of period	14,610	6,538

Cash and cash equivalents at end of period	$15,952	$3,691

See accompanying notes.

Interpore International, Inc.

Notes to Condensed Consolidated Financial Statements
March 31, 2002
(unaudited)

1.    Organization and Description of Business

Interpore International, Inc., doing business as Interpore Cross International together with its subsidiaries unless the context implies otherwise (“Interpore Cross”), operates in one business segment: the design, manufacture and marketing of medical devices for the orthopedic marketplace. Interpore’s products are distributed in the United States and internationally.

2.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to Securities and Exchange Commission regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position at March 31, 2002 and the consolidated results of operations and cash flows for the three month periods ended March 31, 2001 and 2002.

The accompanying condensed consolidated financial statements include the accounts of Interpore Cross and its subsidiaries after elimination of all significant intercompany transactions. On July 10, 2001, Interpore Cross completed the acquisition of American OsteoMedix Corporation, (“AOM”), a developer, manufacturer and marketer of minimally invasive surgery products. The transaction has been accounted for using the purchase method of accounting. Results of operations of AOM are included in our consolidated results of operations beginning on July 10, 2001.

The results of operations and cash flows for the three months ended March 31, 2002 are not necessarily indicative of results to be expected for future quarters or the full year.

These consolidated financial statements should be read in conjunction with the financial statements included in Interpore Cross’ Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

3.    Per Share Information

Basic earnings per share (EPS) is calculated by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities, consisting of employee stock options and warrants. The following table presents the computation of net income per share (in thousands, except per share data):

	Three months ended March 31,
	2001	2002
Net income	$1,004	$645

Shares used in computing net income per share—basic:
Weighted average common shares outstanding	14,424	17,128

Effect of dilutive securities:
Shares issuable pursuant to stock option plans	202	1,172

Shares used in computing net income per share—diluted	14,626	18,300

Net income per share–basic	$07	$04
Net income per share–diluted	$07	$04

4.    Inventories

Inventories are stated at the lower of first-in, first-out average cost or market. Inventories are comprised of the following (in thousands):

	December 31, 2001	March 31, 2002
Raw materials	$1,503	$1,612
Work-in-process	742	706
Finished goods	14,234	17,221

	$16,479	$19,539

5.    Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses financial accounting and reporting for business combinations and requires all business combinations to be accounted for using the purchase method. SFAS No. 141 is effective for any business combinations initiated after June 30, 2001. SFAS No. 142, effective for Interpore Cross on January 1, 2002, addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Goodwill and other intangible assets with indefinite lives will no longer be amortized but instead will be subject to impairment tests at least annually. In July 2001, upon the acquisition of AOM, Interpore Cross adopted SFAS No. 141 and SFAS No. 142. Prior to July 2001, Interpore Cross had no goodwill or other intangible assets with indefinite lives.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and other related accounting guidance. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. Interpore Cross adopted the statement on January 1, 2002 and believes no impairment of the carrying value of its long-lived assets existed at March 31, 2002.

6.    Contingencies

On September 5, 2000, Interpore Cross’ wholly-owned subsidiary, Cross Medical Products, Inc. (“Cross”), filed suit in the U.S. District Court, Central District of California, against DePuy AcroMed, Inc., a Johnson & Johnson company and Biedermann Motech GmbH, which suit alleges that DePuy AcroMed has infringed and continues to infringe Cross’ U.S. Patent Nos. 5,466,237 and 5,474,555. These patents relate to screw technology embodied in certain components of the SYNERGY Spinal System. The Complaint seeks damages for willful past and continuing infringement of the patents. The Complaint also seeks a declaratory judgment against DePuy AcroMed and Biedermann Motech that Cross is not infringing Biedermann Motech’s patent no. 5,207,678. DePuy AcroMed has responded to the Complaint alleging that Cross’ patents are invalid and unenforceable, and alleging that it does not infringe.

On May 21, 2001, the Court dismissed Cross’ declaratory judgment claim, ruling that Biedermann Motech is not subject to personal jurisdiction in California and is indispensable to the claim.

On January 30, 2002, the Court granted Cross’ motion for summary judgment of infringement of certain claims of Cross’ ‘237 Patent. On February 11, 2002, the Court granted Cross’ motion for summary judgment of infringement of certain claims of Cross’ ‘555 Patent. On March 20, 2002, the Court granted DePuy AcroMed’s motion for summary judgment of invalidity of Cross’ 237 Patent, ruling that this patent is partially invalid. Cross is exploring strategies in response to this ruling and currently plans to challenge it. However, there can be no assurance that Cross will be successful in any such challenge. The trial is currently scheduled for March 2003.

Aside from the patent litigation, the nature Interpore Cross’ business subjects us to product liability and various other legal proceedings from time to time. Interpore Cross is currently involved in legal proceedings incidental to the normal conduct of its business. It does not believe that any liabilities relating to the legal proceedings to which it is a party are likely to be, individually or in the aggregate, material to its consolidated financial condition or results of operations.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Overview

Our revenues are generated from the sale of medical devices in three principal categories—spine products, orthobiologic products and minimally invasive surgery products. Our spine products consist of titanium or stainless steel hooks, rods, plates, spacers and screws and related instruments required for the surgeon to assemble a construct which restores the natural anatomy of the spine, keeping it immobilized while a bone graft eventually fuses the vertebrae. Our orthobiologic products consist of synthetic bone graft substitute materials and products used to derive Autologous Growth Factors (AGF). AGF fibrinogen-rich extract is used to provide faster, more complete bone growth and enhance the performance of our bone graft products. Our minimally invasive surgery products consist of instruments and devices used to deliver biocompatible materials into bony structures in a minimally invasive procedure. The products in this category were obtained in our July 10, 2001 acquisition of American OsteoMedix Corporation (“AOM”), a developer, manufacturer and marketer of minimally invasive surgery products.

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

•
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

•
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•
We provide an inventory reserve for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

•
We have significant intangible assets, including goodwill. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Changes in strategy or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.

•
We currently have deferred tax assets which are subject to periodic recoverability assessments. Realization of our deferred tax assets is principally dependent upon our achievement of projected future taxable income. We evaluate the realizability of the deferred tax assets annually.

Results of Operations

The following table presents our results of operations as percentages:

	Percentage of net sales Three months ended March 31,		Percentage change
	2001	2002	2002 vs. 2001
Net sales	100.0%	100.0%	22.2%
Cost of goods sold	29.8	26.9	10.4

Gross profit	70.2	73.1	27.2
Operating expenses:
Research and development	14.1	13.9	19.8
Selling and marketing	35.5	38.8	33.8
General and administrative	9.1	13.9	87.4

Total operating expenses	58.7	66.6	38.7

Income from operations	11.5%	6.5%	(31.4%)

For the quarter ended March 31, 2002, sales of $13.8 million were $2.5 million or 22.2% higher than net sales of $11.3 million for the same period of 2001. The following table presents sales by category (in thousands):

	Three months ended March 31,		Change
	2001	2002	Amount	%
Spine product sales	$6,137	$8,264	$2,127	34.7%
Orthobiologic product sales	5,144	4,663	(481)	(9.4%)
Minimally invasive surgery product sales	—	859	859	n/a

Total sales	$11,281	$13,786	$2,505	22.2%

Sales of spine products for the quarter ended March 31, 2002 increased by $2.1 million or 34.7% to $8.3 million, compared to $6.1 million for the quarter ended March 31, 2001. Growth in spine products sales was driven by increased sales of the SYNERGY Spinal System, and sales of our C-TEK Anterior Cervical Plate System which was introduced in the first quarter of 2001.

Sales of orthobiologic products decreased $481,000 or 9.4% to $4.7 million for the three months ended March 31, 2002, compared to $5.1 million for the quarter ended March 31, 2001. Sales of our synthetic bone graft products decreased by 7.3% versus the first quarter of 2001 and sales of our AGF-related products decreased 13.3% compared to the quarter ended March 31, 2001. We have plans to introduce an allograft putty product and an improved AGF processing option called ACCESS™ this year that may mitigate the trend of declines in sales of orthobiologic products, but there can be no assurance that our efforts will be successful.

Sales of minimally invasive surgery products were $859,000 for the quarter ended March 31, 2002. These products were acquired as part of the AOM acquisition in July 2001, and accordingly, no sales were recorded during the first quarter of 2001.

Domestic sales of all product categories in total increased 25.0% or $2.2 million to $11.1 million for the quarter ended March 31, 2002, compared to $8.9 million for the same period of 2001. International sales of $2.6 million for the first quarter of 2001 were higher by $280,000 or 11.8% compared to $2.4 million for the first quarter of 2001.

For the quarter ended March 31, 2002, the gross margin was 73.1% of sales compared to 70.2% of sales for the quarter ended March 31, 2001. This improvement primarily resulted from operating efficiencies resulting from increased production volumes and higher average unit selling prices.

Total operating expenses for the quarter ended March 31, 2002 increased by 38.7% or $2.6 million to $9.2 million, compared to $6.6 million for the same quarter of 2001. As a percentage of sales, total operating expenses increased from 58.7% in the first quarter of 2001 to 66.6% in the first quarter of 2002. Research and development expenses increased by 19.8% or $316,000 due primarily to efforts related to the development of potential new products and expenses related to AOM. Selling and marketing expenses increased 33.8% or $1.4 million compared to the first quarter of 2001 primarily due to commissions on increased sales and expenses related to AOM. General and administrative expenses increased by 87.4% or $895,000, primarily as the result of legal expenses associated with the DePuy AcroMed litigation, which increased by $573,000 to $624,000, and expenses related to AOM.

Total interest and other income decreased $177,000 or 52.7%, to $159,000 for the quarter ended March 31, 2002, compared to $336,000 during the same period of 2001. Lower interest income resulted from lower average cash and cash equivalents balances in 2002.

The effective tax rates for the first quarters of 2002 and 2001 were 38.5%.

Liquidity and Capital Resources

In the first three months of 2002, our operations used cash of approximately $2.7 million primarily related to increased inventory levels of new products. At March 31, 2002, cash and cash equivalents were $3.7 million, down $2.8 million from $6.5 million at December 31, 2001. We invest our excess cash in U.S. Treasury securities and high-grade marketable securities. We also have a $5.0 million revolving line of credit available to us that had no amount outstanding at March 31, 2002 and which expires in June 2002. We plan to seek an extension of our existing line of credit or a new line of credit for a greater amount. However, there can be no assurance that we will be able to enter into a line of credit facility on acceptable terms.

We plan to make significant investments this year in initial inventory levels for new products scheduled for launch this year and beyond. We also intend to continue to invest in the development of our business. We believe we currently possess sufficient resources, assuming that we obtain the line of credit extension or new credit facility, to meet the cash requirements of our operations for at least the next year. We have used and may continue to use our cash, our common stock, or a combination of both to pay for purchased technologies, product lines, mergers and acquisitions. Some of these activities may require cash in excess of that which we currently possess, and we can give no assurance that we will be able to raise the additional capital on satisfactory terms, if at all.

At March 31, 2002, we had no material commitments for capital expenditures.

Cautionary Note Regarding Forward-Looking Statements

We caution the reader that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statement which may have been deemed to have been made in this report or which are otherwise made by us or on our behalf. For this purpose any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “intend”, “could”, “would”, “estimate”, “continue” or “pursue”, or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements.

Forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among other things:

•	the success of our product development activities and uncertainties related to the timing or outcome of such activities;

•	the timing with which regulatory authorizations and product introduction may be achieved, if at all;

•	our ability to adequately protect our technology and enforce our intellectual property rights;

•	our success in acquiring or licensing proprietary technologies that are necessary for our product development activities;

•
the outcome of litigation involving Interpore Cross (including patent, trademark and copyright litigation), and the costs, expenses and possible diversion of management’s time and attention arising from such litigation;

•	our ability to obtain and maintain a sufficient supply of products to meet market demand in a timely manner;

•	our ability to timely and cost effectively integrate into our operations the companies that we acquire, including AOM;

•	our dependence on single source suppliers and the risks associated with a production interruption or shipment delays at such suppliers;

•	the scope, outcome and timeliness of any governmental, court or other regulatory action (including, without limitation, the scope, outcome or timeliness of any inspection or other action of the FDA);

•	the availability on commercially reasonable terms of raw materials and other third party sourced products;

•	our exposure to product liability and other lawsuits and contingencies;

•	our successful compliance with extensive, costly, complex and evolving governmental regulations and restrictions;

•	market acceptance of and continued demand for our products and the impact of competitive products and pricing; and

•	other risks and uncertainties detailed herein and from time to time in our Securities and Exchange Commission filings.

The information contained in this report is as of March 31, 2002, unless expressly stated as of another date. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities and Exchange Commission. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2001. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalent balances and marketable securities. However, as all of our investments are in short-term instruments, we believe that we have no material market risk exposure.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

On September 5, 2000, our wholly-owned subsidiary, Cross Medical Products, Inc. (“Cross”), filed suit in the U.S. District Court, Central District of California, against DePuy AcroMed, Inc., a Johnson & Johnson company and Biedermann Motech GmbH, which suit alleges that DePuy AcroMed has infringed and continues to infringe Cross’ U.S. Patent Nos. 5,466,237 and 5,474,555. These patents relate to screw technology embodied in certain components of our SYNERGY Spinal System. The Complaint seeks damages for willful past and continuing infringement of the patents. The Complaint also seeks a declaratory judgment against DePuy AcroMed and Biedermann Motech that Cross is not infringing Biedermann Motech’s patent no. 5,207,678. DePuy AcroMed has responded to the Complaint alleging that Cross’ patents are invalid and unenforceable, and alleging that it does not infringe.

On May 21, 2001, the Court dismissed Cross’ declaratory judgment claim, ruling that Biedermann Motech is not subject to personal jurisdiction in California and is indispensable to the claim.

On January 30, 2002, the Court granted Cross’ motion for summary judgment of infringement of certain claims of Cross’ ‘237 Patent. On February 11, 2002, the Court granted Cross’ motion for summary judgment of infringement of certain claims of Cross’ ‘555 Patent. On March 20, 2002, the Court granted DePuy AcroMed’s motion for summary judgment of invalidity of Cross’ 237 Patent, ruling that this patent is partially invalid. We are exploring strategies in response to this ruling and currently plan to challenge it. However, there can be no assurance that we will be successful in any such challenge. The trial is currently scheduled for March 2003.

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

Item 6.     Exhibits and Reports on Form 8-K

a.  Exhibits.

None.

b.  Reports on Form 8-K.

No reports on Form 8-K were filed during the fiscal quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: May 8, 2002	INTERPORE INTERNATIONAL, INC. (Registrant)

	By:	/s/ DAVID C. MERCER
David C. Mercer Chairman and Chief Executive Officer

By:	/s/ RICHARD L. HARRISON
Richard L. Harrison Sr. Vice President and Chief Financial Officer