Form 10-Q
period 2002-06-30
INTERPORE INTERNATIONAL INC /DE/
filed 2002-08-13
CIK 854093

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                          to

Commission File No. 0-22958

INTERPORE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3043318 (I.R.S. employer Identification number)

181 Technology Drive, Irvine, California (Address of Principal Executive Offices)	92618-2402 (Zip Code)

Registrant’s telephone number, including area code: (949) 453-3200

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of August 9, 2002, there were 17,278,542 shares of the registrant’s common stock issued and outstanding.

INTERPORE INTERNATIONAL, INC.

INTERPORE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2001	June 30, 2002
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,538	$1,161
Accounts receivable, less allowance for doubtful accounts of $688 and $760 in 2001 and 2002, respectively	13,051	13,911
Inventories	16,479	23,796
Prepaid expenses	763	2,451
Deferred income taxes	1,964	1,964

Total current assets	38,795	43,283
Property, plant and equipment, net	2,354	3,325
Deferred income taxes	1,022	1,022
Intangible assets, net	22,130	22,653
Other assets	261	268

Total assets	$64,562	$70,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,981	4,160
Accrued compensation and related expenses	1,969	1,774
Accrued royalties	474	569
Income taxes payable	664	723
Other accrued liabilities	544	1,970

Total current liabilities	5,632	9,196

Commitments and contingencies

Stockholders’ equity:
Series E convertible preferred stock, voting, par value $.01 per share: Authorized shares—594,000; issued and outstanding shares—none	—	—
Preferred stock, par value $.01 per share: Authorized shares—4,406,000; outstanding shares—none	—	—
Common stock, par value $.01 per share: Authorized shares—50,000,000; issued and outstanding shares—17,543,605 at December 31, 2001 and 17,883,517 at June 30, 2002	175	178
Additional paid-in-capital	62,717	63,843
Retained earnings (accumulated deficit)	(853)	443

	62,039	64,464
Less treasury stock, at cost—605,000 shares at December 31, 2001 and June 30, 2002	(3,109)	(3,109)

Total stockholders’ equity	58,930	61,355

Total liabilities and stockholders’ equity	$64,562	$70,551

See accompanying notes.

INTERPORE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2001	2002	2001	2002
Net sales	$13,016	$14,663	$24,297	$28,449
Cost of goods sold	3,723	4,125	7,085	7,837

Gross profit	9,293	10,538	17,212	20,612

Operating expenses:
Research and development	1,689	2,066	3,286	3,979
Selling and marketing	4,528	5,956	8,530	11,309
General and administrative	1,347	1,612	2,371	3,531

Total operating expenses	7,564	9,634	14,187	18,819

Income from operations	1,729	904	3,025	1,793

Interest income	152	15	353	39
Interest expense	(6)	(10)	(6)	(10)
Other income	126	150	261	285

Total interest and other income, net	272	155	608	314

Income before taxes	2,001	1,059	3,633	2,107
Income tax provision	771	408	1,399	811

Net income	$1,230	$651	$2,234	$1,296

Net income per share:
Basic	$.09	$.04	$.15	$.08
Diluted	$.08	$.04	$.15	$.07
Shares used in computing net income per share:
Basic	14,429	17,245	14,426	17,187
Diluted	14,634	18,197	14,629	18,252

See accompanying notes.

INTERPORE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2001	2002
Cash flows from operating activities
Net income	$2,234	$1,296
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	364	542
Amortization	112	145
Compensation from stock option grants	—	184
Changes in operating assets and liabilities:
Accounts receivable	(859)	(860)
Inventories	(792)	(7,317)
Prepaid expenses	(957)	(1,688)
Other assets	(426)	(7)
Accounts payable and accrued liabilities	2,425	3,522

Net cash provided by (used in) operating activities	2,101	(4,183)

Cash flows from investing activities
Net cash paid for American OsteoMedix Corporation	—	(66)
Capital expenditures	(417)	(1,513)
Expenditures for patent rights and other intangible assets	(67)	(560)

Net cash used in investing activities	(484)	(2,139)

Cash flows from financing activities
Repayment of long-term debt and capital lease obligations	(10)	—
Proceeds from exercise of stock options	3	885
Proceeds from employee stock purchase plan	40	60

Net cash provided by financing activities	33	945

Net increase (decrease) in cash and cash equivalents	1,650	(5,377)
Cash and cash equivalents at beginning of period	14,610	6,538

Cash and cash equivalents at end of period	$16,260	$1,161

See accompanying notes.

INTERPORE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(unaudited)

1.    Organization and Description of Business

Interpore International, Inc., doing business as Interpore Cross International, together with its subsidiaries, unless the context implies otherwise (“Interpore Cross”), operates in one business segment: the design, manufacture and marketing of medical devices for the orthopedic marketplace. Interpore’s products are distributed in the United States and internationally.

2.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to Securities and Exchange Commission regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position at June 30, 2002 and the consolidated results of operations and cash flows for the periods ended June 30, 2001 and 2002.

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

The results of operations and cash flows for the periods ended June 30, 2002 are not necessarily indicative of results to be expected for future quarters or the full year.

These consolidated financial statements should be read in conjunction with the financial statements included in Interpore Cross’ Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

3.    Earnings Per Share

Basic earnings per share (EPS) is calculated by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities, consisting of employee stock options and warrants. The following table presents the computation of net income per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2001	2002	2001	2002
Net income	$1,230	$651	$2,234	$1,296

Shares used in computing net income per share—basic:
Weighted average common shares outstanding	14,429	17,245	14,426	17,187
Effect of dilutive securities:
Shares issuable pursuant to stock option plans	205	952	203	1,065

Shares used in computing net income per share—diluted	14,634	18,197	14,629	18,252

Net income per share—basic	$.09	$.04	$.15	$.08
Net income per share—diluted	$.08	$.04	$.15	$.07

4.    Inventories

Inventories are stated at the lower of first-in, first-out average cost or market. Inventories are comprised of the following (in thousands):

	December 31, 2001	June 30, 2002
Raw materials	$1,503	$1,433
Work-in-process	742	703
Finished goods	14,234	21,660

	$16,479	$23,796

5.    Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses financial accounting and reporting for business combinations and requires all business combinations to be accounted for using the purchase method. SFAS No. 142 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Goodwill and other intangible assets with indefinite lives are no longer amortized, but instead subject to impairment tests at least annually. The impairment test is comprised of two parts. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds the fair value of a reporting unit, the second step of the goodwill impairment test must be performed. The second step compares the implied fair value of the reporting unit’s goodwill with the respective carrying amount in order to determine the amount of impairment loss, if any. In July 2001, upon the acquisition of AOM, Interpore Cross early adopted SFAS No. 141 and SFAS No. 142. In connection with the acquisition, approximately $20 million of the purchase price was allocated to goodwill. Prior to July 2001, Interpore Cross had no goodwill or other intangible assets with indefinite lives. In accordance with SFAS No. 142, Interpore performed the first part of the two-step goodwill impairment test. For

Interpore Cross’ subsidiary, AOM, for which goodwill was recorded, Interpore Cross determined that the fair value exceeded the carrying amount as of January 1, 2002. As a result, the second step of the impairment test was not required. Interpore Cross plans to perform the annual impairment test during the first quarter ending September 30, 2002.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 Supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and other related accounting guidance. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. Interpore Cross adopted the statement on January 1, 2002 and believes no impairment of the carrying value of its long-lived assets existed upon adoption and at June 30, 2002.

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

Aside from the patent litigation, the nature of Interpore Cross’ business subjects it to product liability and various other legal proceedings from time to time. Interpore Cross is currently involved in legal proceedings incidental to the normal conduct of its business. It does not believe that any liabilities relating to the legal proceedings to which it is a party are likely to be, individually or in the aggregate, material to its consolidated financial condition or results of operations.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Overview

Our revenues are generated from the sale of medical devices in three principal categories—spine products, orthobiologic products and minimally invasive surgery products. Our spine products consist of titanium or stainless steel hooks, rods, plates, spacers and screws and related instruments required for the surgeon to assemble a construct which restores the natural anatomy of the spine, keeping it immobilized while a bone graft eventually fuses the vertebrae. Our orthobiologic products consist of synthetic bone graft substitute materials and products used to derive Autologous Growth Factors™ (AGF™). AGF fibrinogen-rich extract is used to provide faster, more complete bone growth and enhance the performance of our bone graft products. Our minimally invasive surgery products consist of instruments and devices used to deliver biocompatible materials into bony structures in a minimally invasive procedure. The products in this category were obtained in our July 10, 2001 acquisition of American OsteoMedix Corporation (“AOM”), a developer, manufacturer and marketer of minimally invasive surgery products.

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

For our spine products, we invoice hospitals directly following a surgical procedure in which our products are used. Our spine products are made available to hospitals from consignment inventories maintained by our independent agents, or from loaner implant sets that we ship from our facility. For our orthobiologic and minimally invasive surgery products, we generally ship directly to hospitals from our facility, and we invoice hospitals upon shipment.

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

Results of Operations

The following table presents our results of operations as percentages:

	Three months ended June 30,			Six months ended June 30,
	Percentage of net sales		Percentage change	Percentage of net sales		Percentage change
	2001	2002	2002 vs. 2001	2001	2002	2002 vs. 2001
Net sales	100.0%	100.0%	12.7%	100.0%	100.0%	17.1%
Cost of goods sold	28.6%	28.1%	10.8%	29.2%	27.5%	10.6%

Gross profit	71.4%	71.9%	13.4%	70.8%	72.5%	19.8%

Operating expense:
Research and development	13.0%	14.1%	22.3%	13.5%	14.0%	21.1%
Selling and marketing	34.8%	40.6%	31.5%	35.1%	39.8%	32.6%
General and administrative	10.3%	11.0%	19.7%	9.8%	12.4%	48.9%

Total operating expenses	58.1%	65.7%	27.4%	58.4%	66.2%	32.7%

Income from operations	13.3%	6.2%	(47.7)%	12.4%	6.3%	(40.7)%

Three months ended June 30, 2001 and 2002

For the quarter ended June 30, 2002, net sales of $14.7 million were $1.7 million or 12.7% higher than net sales of $13.0 million for the same period of 2001. The following table presents net sales by category (in thousands):

	Three months ended June 30,		Change
	2001	2002	Amount	%
Spine product sales	$7,951	$8,909	$958	12.1%
Orthobiologic product sales	5,065	4,496	(569)	(11.2%)
Minimally invasive surgery product sales	—	1,258	1,258	n/a

Net sales	$13,016	$14,663	$1,647	12.7%

Sales of spine products for the quarter ended June 30, 2002 increased by nearly $1 million or 12.1% to $8.9 million, compared to $7.9 million for the quarter ended June 30, 2001. Growth in spine product sales was primarily driven by increased domestic sales of the SYNERGY™ Spinal System and sales of our C-TEK® Anterior Cervical Plate System, which was introduced during the first quarter of 2001.

Sales of orthobiologic products decreased $569,000 or 11.2% to $4.5 million for the quarter ended June 30, 2002, compared to $5.1 million for the quarter ended June 30, 2001. Sales of our synthetic bone graft products for the quarter ended June 30, 2002 decreased by 9.8% compared to the quarter ended June 30, 2001. Sales of our AGF™-related products for the quarter ended June 30, 2002 decreased 14.4% compared to the quarter ended June 30, 2001, but have remained essentially unchanged for the last four quarters. We have plans to introduce an allograft putty product and an improved AGF processing option called ACCESS™ this year that may mitigate the trend of declines in sales of orthobiologic products, but there can be no assurance that we will be able to introduce these products or, that upon introduction, these products will be commercially successful.

Sales of minimally invasive surgery products were $1.3 million for the quarter ended June 30, 2002. These products were acquired as part of the AOM acquisition in July 2001, and accordingly, no sales were recorded during the quarter ended June 30, 2001.

Domestic sales of all product categories in total increased $2.5 million or 25.4% to $12.3 million for the quarter ended June 30, 2002, compared to $9.8 million for the same period of 2001. International sales of $2.4 million for the quarter ended June 30, 2002 were lower by $840,000 or 26.2%, compared to $3.2 million for the quarter ended June 30, 2001. A variety of factors, including economic and political pressures, adversely affected international sales, especially in Latin America, for the quarter ended June 30, 2002.

For the quarter ended June 30, 2002, the gross margin was 71.9% of net sales compared to 71.4% of net sales for the quarter ended June 30, 2001. Start up costs associated with establishing production operations for the GEO™ Structure and Access System offset gross margin gains resulting from the higher proportion of domestic sales compared to the quarter ended June 30, 2001 and higher average selling prices for our spinal products.

Total operating expenses for the quarter ended June 30, 2002 increased by $2.1 million or 27.4% to $9.6 million, compared to $7.6 million for the quarter ended June 30, 2001. As a percentage of net sales, total operating expenses increased from 58.1% in the quarter ended June 30, 2001 to 65.7% in the quarter ended June 30, 2002. Research and development expenses increased by $377,000 or 22.3%, due primarily to efforts related to the development of potential new products and expenses related to AOM. Selling and marketing expenses increased 31.5% or $1.4 million compared to the second quarter of 2001 primarily due to commissions on increased sales and expenses related to AOM. General and administrative expenses increased by $265,000 or 19.7% compared to the quarter ended June 30, 2001, primarily as the result of legal expenses associated with the DePuy AcroMed litigation, which increased by $208,000 to $342,000 for the quarter ended June 30, 2002, and expenses related to AOM.

Total interest and other income decreased $117,000 or 43.0%, to $155,000 for the quarter ended June 30, 2002, compared to $272,000 during the same period of 2001. Lower interest income resulted from lower average cash and cash equivalents balances in 2002.

The effective tax rates for the second quarters of 2002 and 2001 were 38.5%.

Six months ended June 30, 2001 and 2002

For the six months ended June 30, 2002, net sales of $28.4 million were $4.1 million or 17.1% higher than net sales of $24.3 million for the same period of 2001. The following table presents net sales by category (in thousands):

	Six months ended June 30,		Change
	2001	2002	Amount	%
Spine product sales	$14,088	$17,173	$3,085	21.9%
Orthobiologic product sales	10,209	9,159	(1,050)	(10.3)%
Minimally invasive surgery product sales	—	2,117	2,117	n/a

Net sales	$24,297	$28,449	$4,152	17.1%

Sales of spine products for the six months ended June 30, 2002 increased by $3.1 million or 21.9% to $17.2 million, compared to $14.1 million for the six months ended June 30, 2001. Growth in spine product sales was driven primarily by increased domestic sales of the SYNERGY Spinal System and sales of our C-TEK Anterior Cervical Plate System, which was introduced during the first quarter of 2001.

Sales of orthobiologic products decreased $1.1 million or 10.3% to $9.1 million for the six months ended June 30, 2002, compared to $10.2 million for the six months ended June 30, 2001. Sales of our synthetic bone graft products decreased by 8.6% compared to the six months ended June 30, 2001 and sales of our AGF-related products decreased 13.9% compared to the six months ended June 30, 2001. We have plans to introduce an allograft putty product and an improved AGF processing option called ACCESS™ this year that may mitigate the trend of declines in sales of orthobiologic products, but there can be no assurance that we will be able to introduce these products or, that upon introduction, these products will be commercially successful.

Sales of minimally invasive surgery products were $2.1 million for the six months ended June 30, 2002. These products were acquired as part of the AOM acquisition in July 2001, and accordingly, no sales were recorded during the first half of 2001.

Domestic sales of all product categories in total increased $4.7 million or 25.2% to $23.4 million for the six months ended June 30, 2002, compared to $18.7 million for the same period of 2001. International sales of $5.0 million for the six months ended June 30, 2002 were lower by $560,000 or 10.0% compared to $5.6 million for the six months ended June 30, 2001. While our international sales increased 11.8% for the quarter ended March 31, 2002, that increase was more than offset by a 26.2% decline in international sales for the quarter ended June 30, 2002.

For the six months ended June 30, 2002, the gross margin was 72.5% of sales compared to 70.8% of sales for the six months ended June 30, 2001. This improvement primarily resulted from higher average selling prices for our spinal products.

Total operating expenses for the six months ended June 30, 2002 increased by $4.6 million or 32.7% to $18.8 million, compared to $14.2 million for the same period of 2001. As a percentage of net sales, total operating expenses increased from 58.4% in the six months ended June 30, 2001 to 66.2% in the same period of 2002. Research and development expenses increased by $693,000 or 21.1% due primarily to efforts related to the development of potential new products and expenses related to AOM. Selling and marketing expenses increased $2.8 million or 32.6% compared to the six months ended June 30, 2001, primarily due to commissions on increased sales and expenses related to AOM. General and administrative expenses increased by $1.2 million or 48.9% compared to the six months ended June 30, 2001, primarily as the result of legal expenses associated with the DePuy AcroMed litigation, which increased by $781,000 to $967,000 for the six months ended June 30, 2002, and expenses related to AOM.

Total interest and other income decreased $294,000 or 48.4%, to $314,000 for the six months ended June 30, 2002, compared to $608,000 during the same period of 2001. Lower interest income resulted from lower average cash and cash equivalents balances in 2002.

The effective tax rates for the six month periods ended June 30, 2001 and 2002 were 38.5%.

Liquidity and Capital Resources

In the first six months of 2002, our operations used cash of approximately $4.2 million primarily related to increased inventory levels of new products, net of increases in related accounts payable and other liabilities. At June 30, 2002, cash and cash equivalents were $1.2 million, down $5.3 million from $6.5 million at December 31, 2001. We invest our excess cash in U.S. Treasury securities and high-grade marketable securities. We also have a $10.0 million secured revolving line of credit available to us that had no amount outstanding at June 30, 2002 and which expires in June 2005.

We plan to continue making significant investments this year in initial inventory levels for new products scheduled for launch this year and beyond. We also intend to continue to invest in the development of our business. We believe we currently possess sufficient resources, including our revolving line of credit, to meet the cash requirements of our operations for at least the next year. We expect to begin borrowing under our revolving line of credit in the quarter ending September 30, 2002. We have used and may continue to use our cash, our common stock, or a combination of both to pay for purchased technologies, product lines, mergers and acquisitions. Some of these activities may require cash in excess of that which we currently possess, and we can give no assurance that we will be able to raise the additional capital on satisfactory terms, if at all.

At June 30, 2002, we had no material commitments for capital expenditures.

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

The information contained in this report is as of June 30, 2002, unless expressly stated as of another date. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities and Exchange Commission. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2001. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalent balances and marketable securities. However, as all of our investments are in short-term instruments, we believe that we have no material market risk exposure.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

The information set forth under Note 6 in Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.

Item 4.     Submission of Matters to a Vote of Security Holders

On May 17, 2002, Interpore Cross held its 2002 Annual Meeting of Stockholders to vote on three proposals. The number of shares entitled to vote was 17,223,071. The number of shares represented in person or by proxy was 14,313,288.

The following are the voting results for the proposals:

PROPOSAL 1:    Election of two Class I members of the Board of Directors of Interpore Cross to serve until the Annual Meeting of Stockholders in the year 2005 or until their successors are duly elected and qualified:

Nominee	Number of votes	Percentage of shares present and voting
David W. Chonette
For	14,229,211	99.4%
Withheld	84,077.6%
Robert J. Williams
For	14,223,581	99.4%
Withheld	89,707.6%

PROPOSAL 2:    To approve amendments to the Interpore Cross Stock Option Plan for Non-Employee Directors to (i) increase the number of shares of common stock available for issuance thereunder by an additional 100,000 shares, from 200,000 to 300,000 shares, (ii) increase the number of shares of common stock subject to the options automatically granted to each of our non-employee directors on the date of each annual meeting of Interpore Cross stockholders by an additional 2,500 shares, from 2,500 to 5,000 shares, and (iii) increase the number of shares of common stock subject to the options automatically granted to each of Interpore Cross’ non-employee directors by an additional 500 shares, from 500 to 1,000 shares, for each board meeting attended by the director, if such director elects in advance to receive such an option in lieu of cash compensation:

	Number of votes	Percentage of shares present and voting
For	13,125,923	91.7%
Against	1,118,755	7.8%
Abstain	68,610.5%
Total Votes	14,313,288	100.0%

PROPOSAL 3:    To approve an amendment to the Interpore Cross Employee Qualified Stock Purchase Plan to eliminate the one year waiting period requirement for new employees to participate in the plan:

	Number of votes	Percentage of shares present and voting
For	13,497,163	94.3%
Against	755,061	5.3%
Abstain	61,064.4%
Total Votes	14,313,288	100.0%

Item 6.     Exhibits and Reports on Form 8-K

a.  Exhibits.

10.1
Business Loan Agreement, Master Revolving Note and Addendum thereto, Security Agreement and Intellectual Property Security Agreement, each dated June 14, 2002, between Comerica Bank-California and Interpore International, Inc..

b.  Reports on Form 8-K.

No reports on Form 8-K were filed during the fiscal quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERPORE INTERNATIONAL, INC. (Registrant)

By:	/s/ DAVID C. MERCER
David C. Mercer, Chairman and Chief Executive Officer

By:	/s/ RICHARD L. HARRISON
Richard L. Harrison Sr. Vice President and Chief Financial Officer
DATE:    August 9, 2002