Form 10-Q
period 2002-09-30
INTERPORE INTERNATIONAL INC /DE/
filed 2002-11-13
CIK 854093

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 0-22958

INTERPORE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3043318
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

181 Technology Drive, Irvine, California	92618-2402
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (949) 453-3200

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

          As of November 8, 2002, there were 17,286,161 shares of the registrant’s common stock issued and outstanding.

Interpore International, Inc.

Interpore International, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2001	September 30, 2002

		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,538	$1,304
Accounts receivable, less allowance for doubtful accounts of $688 and $800 in 2001 and 2002, respectively	13,051	13,187
Inventories	16,479	28,219
Prepaid expenses	763	1,967
Deferred income taxes	1,964	1,964

Total current assets	38,795	46,641
Property, plant and equipment, net	2,354	3,150
Deferred income taxes	1,022	1,022
Intangible assets, net	22,130	22,746
Other assets	261	233

Total assets	$64,562	$73,792

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	1,981	3,967
Accrued compensation and related expenses	1,969	1,865
Accrued royalties	474	540
Income taxes payable	664	—
Other accrued liabilities	544	1,211

Total current liabilities	5,632	7,583

Long-term debt	—	3,332
Commitments and contingencies
Stockholders’ equity:
Series E convertible preferred stock, voting, par value $.01 per share: Authorized shares - 594,000; issued and outstanding shares - none	—	—
Preferred stock, par value $.01 per share: Authorized shares - 4,406,000; outstanding shares - none	—	—
Common stock, par value $.01 per share: Authorized shares - 50,000,000; issued and outstanding shares – 17,543,605 at December 31, 2001 and 17,891,161 at September 30, 2002	175	179
Additional paid-in-capital	62,717	63,980
Retained earnings (accumulated deficit)	(853)	1,827

	62,039	65,986
Less treasury stock, at cost - 605,000 shares at December 31, 2001 and September 30, 2002	(3,109)	(3,109)

Total stockholders’ equity	58,930	62,877

Total liabilities and stockholders’ equity	$64,562	$73,792

See accompanying notes.

Interpore International, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2001	2002	2001	2002

Net sales	$12,230	$14,724	$36,527	$43,173
Cost of goods sold	3,457	4,277	10,542	12,114

Gross profit	8,773	10,447	25,985	31,059

Operating expenses:
Research and development	1,600	1,855	4,886	5,834
Selling and marketing	4,588	6,366	13,118	17,675
General and administrative	1,487	1,845	3,858	5,376

Total operating expenses	7,675	10,066	21,862	28,885

Income from operations	1,098	381	4,123	2,174

Interest income	80	1	433	40
Interest expense	(7)	(11)	(13)	(21)
Other income	151	202	412	487

Total interest and other income, net	224	192	832	506

Income before taxes	1,322	573	4,955	2,680
Income tax provision (benefit)	509	(811)	1,908	—

Net income	$813	$1,384	$3,047	$2,680

Net income per share:
Basic	$.05	$.08	$.20	$.16
Diluted	$.05	$.08	$.20	$.15
Shares used in computing net income per share:
Basic	16,436	17,282	15,096	17,219
Diluted	17,020	17,724	15,388	18,059

See accompanying notes.

Interpore International, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,

	2001	2002

Cash flows from operating activities
Net income	$3,047	$2,680
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	563	847
Amortization	168	218
Compensation expense from stock option grants	29	199
Changes in operating assets and liabilities:
Accounts receivable	(315)	(136)
Inventories	(2,021)	(11,740)
Prepaid expenses	(572)	(1,204)
Other assets	76	28
Accounts payable and accrued liabilities	1,534	1,871

Net cash provided by (used in) operating activities	2,509	(7,237)

Cash flows from investing activities
Net cash paid for American OsteoMedix Corporation	(8,413)	(66)
Capital expenditures	(738)	(1,643)
Expenditures for patent rights and other intangible assets	(73)	(688)

Net cash used in investing activities	(9,224)	(2,397)

Cash flows from financing activities
Proceeds from long-term debt	—	3,332
Proceeds from exercise of stock options	3	1,008
Proceeds from employee stock purchase plan	40	60
Repayment of capital lease obligations	(10)	—

Net cash provided by financing activities	33	4,400

Net decrease in cash and cash equivalents	(6,682)	(5,234)
Cash and cash equivalents at beginning of period	14,610	6,538

Cash and cash equivalents at end of period	$7,928	$1,304

See accompanying notes.

Interpore International, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2002
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

2.     Basis of Presentation

               The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to Securities and Exchange Commission regulations.  In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position at September 30, 2002 and the consolidated results of operations and cash flows for the periods ended September 30, 2001 and 2002.

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

               The results of operations and cash flows for the periods ended September 30, 2002 are not necessarily indicative of results to be expected for future quarters or the full year.

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

3.     Earnings Per Share

               Basic earnings per share (EPS) is calculated by dividing net earnings by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the assumed conversion of all dilutive securities, consisting of employee stock options and warrants.  The following table presents the computation of net income per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,

	2001	2002	2001	2002

Net income	$813	$1,384	$3,047	$2,680

Shares used in computing net income per share - basic:
Weighted average common shares outstanding	16,436	17,282	15,096	17,219
Effect of dilutive securities:
Shares issuable pursuant to stock option plans	584	442	292	840

Shares used in computing net income per share - diluted	17,020	17,724	15,388	18,059

Net income per share - basic	$.05	$.08	$.20	$.16
Net income per share - diluted	$.05	$.08	$.20	$.15

4.     Inventories

               Inventories are stated at the lower of first-in, first-out average cost or market.  Inventories are comprised of the following (in thousands):

	December 31, 2001	September 30, 2002

Raw materials	$1,503	$3,437
Work-in-process	742	795
Finished goods	14,234	23,987

	$16,479	$28,219

5.     Recent Accounting Pronouncements

               In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 addresses financial accounting and reporting for business combinations and requires all business combinations to be accounted for using the purchase method.  SFAS No. 142 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.  Goodwill and other intangible assets with indefinite lives are no longer amortized, but instead subject to impairment tests at least annually.  The impairment test is comprised of two parts.  The first step compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the carrying amount exceeds the fair value of a reporting unit, the second step of the goodwill impairment test must be performed.  The second step compares the implied fair value of the reporting unit’s goodwill with the respective carrying amount in order to determine the amount of impairment loss, if any.  In July 2001, upon the acquisition of AOM, Interpore Cross early adopted SFAS No. 141 and SFAS No. 142.  In connection with the acquisition, approximately $20 million of the purchase price was allocated to goodwill.  Prior to July 2001, Interpore Cross had no goodwill or other intangible assets with indefinite lives.  In accordance with SFAS No. 142, Interpore performed the first part of the two-step goodwill impairment test.  For Interpore Cross’ subsidiary, AOM, for which goodwill was recorded, Interpore Cross determined that the fair value exceeded the carrying amount as of January 1, 2002.  As a result, the second step of the impairment test was not required.  Interpore Cross performed the annual impairment test during the quarter ending September 30, 2002 and found no impairment of goodwill.

               In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 Supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and other related accounting guidance.  SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged.  The provisions of SFAS No. 144 generally are to be applied prospectively.  Interpore Cross adopted the statement on January 1, 2002 and believes no impairment of the carrying value of its long-lived assets existed upon adoption and at September 30, 2002.

               In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring). The principal difference between SFAS 146 and EITF 94-3 relates to the timing of the recognition of a liability for a cost associated with an exit or disposal activity.  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 is to be recognized at the date of an entity’s commitment to an exit plan.  SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

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

               On May 21, 2001, the Court dismissed Cross’ declaratory judgment claim, ruling that Biedermann Motech is not subject to personal jurisdiction in California and is indispensable to the claim.  On January 30, 2002, the Court granted Cross’ motion for summary judgment of infringement of certain claims of the ’237 Patent.  On February 11, 2002, the Court granted Cross’ motion for summary judgment of infringement of certain claims of the ’555 Patent.  On March 20, 2002, the Court granted DePuy AcroMed’s motion for summary judgment of invalidity of the ’237 Patent, ruling that this patent is partially invalid.  Cross is exploring strategies in response to this ruling and currently plans to challenge it.  However, there can be no assurance that Cross will be successful in any such challenge.  The trial is currently scheduled for March 2003.  On October 31, 2002, DePuy AcroMed filed a motion for summary judgment of invalidity of the ‘555 Patent.  That motion is currently scheduled to be heard on November 25, 2002, however, the parties have requested that the court postpone the hearing to December 23, 2002.

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

               For our spine products and minimally invasive surgery products, we invoice hospitals directly following a surgical procedure in which our products are used.  These products are made available to hospitals from consignment inventories maintained by our independent agents, or from loaner implant sets that we ship from our facility.  For our orthobiologic products, we generally ship directly to hospitals from our facility, and we invoice hospitals upon shipment.

               Outside the United States, we sell our products directly to distributors who maintain an inventory of our products.  We record revenue at the time of shipment to the distributor at prices reflecting a discount from our U.S. list prices.  The distributors service the surgeons and hospitals, deliver products and invoice hospitals directly at prices determined by the distributors.

               Because our revenues from U.S. hospitals are primarily at list price, and our revenues from international distributors are at a discount to U.S. list prices, our overall gross margin is subject to fluctuation based on our domestic versus international sales mix, with domestic gross margins being somewhat higher than international gross margins.  Additionally, the mix between spine products sales and orthobiologic products sales also affects our gross margins, with slightly higher margins in orthobiologics.

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

Results of Operations

               The following table presents our results of operations as percentages:

	Three months ended September 30,			Nine months ended September 30,

	Percentage of net sales		Percentage change	Percentage of net sales		Percentage change

	2001	2002	2002 vs. 2001	2001	2002	2002 vs. 2001

Net sales	100.0%	100.0%	20.4%	100.0%	100.0%	18.2%
Cost of goods sold	28.3%	29.0%	23.7%	28.9%	28.1%	14.9%

Gross profit	71.7%	71.0%	19.1%	71.1%	71.9%	19.5%

Operating expense:
Research and development	13.1%	12.6%	15.9%	13.4%	13.5%	19.4%
Selling and marketing	37.5%	43.3%	38.8%	35.9%	40.9%	34.7%
General and administrative	12.1%	12.5%	24.1%	10.5%	12.5%	39.4%

Total operating expenses	62.7%	68.4%	31.2%	59.8%	66.9%	32.1%

Income from operations	9.0%	2.6%	(65.3)%	11.3%	5.0%	(47.3)%

Three months ended September 30, 2001 and 2002

               For the quarter ended September 30, 2002, net sales of $14.7 million were $2.5 million or 20.4% higher than net sales of $12.2 million for the same period of 2001.  The following table presents net sales by category (in thousands):

	Three months ended September 30,		Change

	2001	2002	Amount	%

Spine product sales	$6,969	$9,569	$2,600	37.3%
Orthobiologic product sales	4,651	4,200	(451)	(9.7)%
Minimally invasive surgery product sales	610	955	345	56.6%

Net sales	$12,230	$14,724	$2,494	20.4%

               Sales of spine products for the quarter ended September 30, 2002 increased $2.6 million or 37.3% to $9.6 million, compared to $7.0 million for the quarter ended September 30, 2001.  Growth in spine product sales was primarily driven by increased sales of the SYNERGY™ Spinal System, increased sales of our C-TEK® Anterior Cervical Plate System and sales of our recently released GEO STRUCTURE™ Device.

               Sales of orthobiologic products decreased $451,000 or 9.7% to $4.2 million for the quarter ended September 30, 2002, compared to $4.7 million for the quarter ended September 30, 2001.  We believe that the declines in sales of our orthobiologic products have resulted from the focus of our independent agents on the spinal surgery market.  To combat the decline in sales of our orthobiologic products, we recently introduced an allograft putty product, and we plan to introduce ACCESS™, our improved AGF processing system in the first quarter of 2003.  Additionally, we are expanding a direct sales force and focusing its efforts on our orthobiologic products.  We anticipate that these efforts may begin to offset the declining sales of our orthobiologic products; however, we cannot assure you that we will be able to successfully introduce ACCESS or that ACCESS will begin to contribute to our sales or that our efforts to reverse the sales trend will be successful.

               Sales of minimally invasive surgery products increased $345,000 or 56.6% to $955,000 for the quarter ended September 30, 2002 compared with $610,000 for the third quarter of 2001.

               Domestic sales for all product categories increased $2.0 million or 20.4% to $12.0 million for the quarter ended September 30, 2002, compared to $10.0 million for the same period of 2001.  International sales of $2.7 million for the quarter ended September 30, 2002 were higher by $456,000 or 20.2%, compared to $2.3 million for the quarter ended September 30, 2001.

               For the quarter ended September 30, 2002, the gross margin was 71.0% of net sales compared to 71.7% of net sales for the quarter ended September 30, 2001.

               Total operating expenses for the quarter ended September 30, 2002 increased by $2.4 million or 31.2% to $10.1 million, compared to $7.7 million for the quarter ended September 30, 2001.  As a percentage of net sales, total operating expenses increased from 62.8% in the quarter ended September 30, 2001 to 68.4% in the quarter ended September 30, 2002.  Research and development expenses increased by $255,000 or 15.9%, due primarily to efforts related to the development of potential new products.  Selling and marketing expenses increased 38.8% or $1.8 million compared to the third quarter of 2001 primarily due to commissions on increased sales, the costs of additional product specialists in the field and the costs of our initial direct sales force for orthobiologic products.  General and administrative expenses for the quarter ended September 30, 2002 increased by $358,000 or 24.1% compared to the quarter ended September 30, 2001, primarily as a result of consulting fees associated with income tax savings projects undertaken during the quarter ended September 30, 2002.

               Total interest and other income decreased $32,000 or 14.3%, to $192,000 for the quarter ended September 30, 2002, compared to $224,000 during the same period of 2001.  The decrease in interest income resulted from lower average cash and cash equivalents balances in 2002 partially offset by increased royalty income.

               The tax savings projects undertaken during the third quarter ended September 30, 2002 generated a significant tax benefit in the quarter, resulting in the reversal of the $811,000 tax provision that had been recorded for the first six months of 2002.  The effective tax rate for the third quarter of 2001 was 38.5%.

Nine months ended September 30, 2001 and 2002

               For the nine months ended September 30, 2002, net sales of $43.2 million were $6.6 million or 18.2% higher than net sales of $36.5 million for the same period of 2001.  The following table presents net sales by category (in thousands):

	Nine months ended September 30,		Change

	2001	2002	Amount	%

Spine product sales	$21,057	$26,742	$5,685	27.0%
Orthobiologic product sales	14,860	13,359	(1,501)	(10.1)%
Minimally invasive surgery product sales	610	3,072	2,462	403.6%

Net sales	$36,527	$43,173	$6,646	18.2%

               Sales of spine products for the nine months ended September 30, 2002 increased by $5.7 million or 27.0% to $26.7 million, compared to $21.0 million for the nine months ended September 30, 2001.  Growth in spine product sales was driven primarily by increased domestic sales of the SYNERGY Spinal System and increased sales of the C-TEK Anterior Cervical Plate System.

               Sales of orthobiologic products decreased $1.5 million or 10.1% to $13.4 million for the nine months ended September 30, 2002, compared to $14.9 million for the nine months ended September 30, 2001.  To combat the decline in sales of our orthobiologic products, we recently introduced an allograft putty product, and we plan to introduce ACCESS, our improved AGF processing system in the first quarter of 2003.  Additionally, we are expanding a direct sales force and focusing its efforts on our orthobiologic products.  We anticipate that these efforts may begin to offset the declining sales of our orthobiologic products; however, we cannot assure you that we will be able to successfully introduce ACCESS or that ACCESS will begin to contribute to our sales or that our efforts to reverse the sales trend will be successful.

               Sales of minimally invasive surgery products were $3.1 million for the nine months ended September 30, 2002, compared to $610,000 for the nine months ended September 30, 2001.  These products were acquired as part of the AOM acquisition on July 10, 2001, and accordingly, the 2001 period only included sales since the acquisition.

               Domestic sales for all product categories increased $6.8 million or 23.5% to $35.4 million for the nine months ended September 30, 2002, compared to $28.7 million for the same period of 2001.  International sales of $7.7 million for the nine months ended September 30, 2002 were approximately the same for the nine months ended September 30, 2001.

               For the nine months ended September 30, 2002, the gross margin was 71.9% of sales compared to 71.1% of sales for the nine months ended September 30, 2001.

               Total operating expenses for the nine months ended September 30, 2002 increased by $7.0 million or 32.1% to $28.9 million, compared to $21.9 million for the same period of 2001.  As a percentage of net sales, total operating expenses increased from 59.8% in the nine months ended September 30, 2001 to 66.9% in the same period of 2002.  Research and development expenses increased for the nine months ended September 30, 2002 by $948,000 or 19.4% as compared to the same period in 2001 due primarily to efforts related to the development of potential new products and expenses related to AOM.  Selling and marketing expenses for the nine months ended September 30, 2002 increased $4.6 million or 34.7% compared to the nine months ended September 30, 2001, primarily due to commissions on increased sales, the costs of additional sales personnel and expenses related to AOM.  General and administrative expenses increased by $1.5 million or 39.4% compared to the nine months ended September 30,

2001, primarily as a result of legal expenses associated with the DePuy AcroMed patent litigation, which expenses increased by $891,000 to $1.2 million for the nine months ended September 30, 2002, increased products liability insurance on higher sales and expenses related to AOM.

               Total interest and other income decreased $326,000 or 39.2%, to $506,000 for the nine months ended September 30, 2002, compared to $832,000 during the same period of 2001.  The decrease in  interest income resulted from lower average cash and cash equivalents balances in 2002.

               Because of the significant tax benefit in 2002 resulting from tax savings projects undertaken during the third quarter ended September 30, 2002, we recorded no income tax provision for the nine months ended September 30, 2002.  The effective tax rate for the nine month period ended September 30, 2001 was 38.5%.  We anticipate that no income tax provision will be recorded for the year 2002, but that the effective tax rate for the year 2003 will return to a rate approximating 38%, absent any further tax savings projects.

Liquidity and Capital Resources

               At September 30, 2002, cash and cash equivalents were $1.3 million, down $5.2 million from $6.5 million at December 31, 2001.  We have a $10.0 million secured revolving bank line of credit which expires in June 2005.  At September 30, 2002, we had borrowed approximately $3.3 million under this facility to fund our working capital needs.

               During the nine months ended September 30, 2002, we invested significantly in the development of new spine products and orthobiologic products scheduled for market launch in 2002 and 2003.  In addition to product development costs, we require substantial inventories to support the launch and future sales of these products.  This is especially significant in our spine business, where we must build complete sets of implants in many designs and sizes together with the instruments required for their surgical implantation.  Enough complete sets must be manufactured to support consignment inventory needs for our domestic sales agents and for some U.S. hospitals as well as for loaner sets maintained at our facilities.  As a result, in the first nine months of 2002, our inventories grew by $11.7 million.  This was the primary reason for our $7.2 million net cash used in operations for the nine months ended September 30, 2002.

               We plan to continue making significant investments in initial inventory levels for new products.  We also intend to continue to invest in the development of our business.  We believe we currently possess sufficient resources, including our revolving bank line of credit, to meet the cash requirements of our operations for at least the next year.  In addition, we have used and may continue to use our cash, our common stock, or a combination of both to pay for purchased technologies, product lines, mergers and acquisitions.  Some of these activities may require resources in excess of those which we currently possess, and we cannot assure you that we will be able to raise additional capital on satisfactory terms, if at all.

               At September 30, 2002, we had no material commitments for capital expenditures.

Certain Business Considerations

                    Investors are cautioned that certain statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q, or which are otherwise made by us or on our behalf are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include statements that are predictive in nature, which depend upon or refer to future events or conditions, which include words such as “believes,” “plans,” “anticipates,” “estimates,” “expects” or similar expressions.  In addition, any statements concerning future financial performance, ongoing business strategies or prospects, and possible future actions, which may be provided by our management, are also forward-looking statements.  Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our company, economic and market factors and the industry in which we do business, among other things.  These statements are not guaranties of future performance and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

               Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors.  Factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements, include, but are not limited to those discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2001.

We are dependent on a few products which may be rendered obsolete.

               A majority of our revenues currently comes from SYNERGY and PRO OSTEON™ sales.  There can be no assurance that we will be successful in increasing sales of our current product offering.  Additionally, there can be no assurance that our efforts to develop new products will be successful.  Even if our development efforts are successful, there can be no assurance that we will be successful in marketing and selling our new products.  Moreover, our competitors may develop and successfully commercialize medical devices that directly or indirectly accomplish what our products are designed to accomplish in a superior and less expensive manner.  If our competitors’ products prove to be more successful than ours, our products could be rendered obsolete.  As a result, we may not be able to produce sufficient sales to maintain profitability.

If we fail to compete successfully against existing or potential competitors, our operating results may be adversely affected.

               Our principal global competitors with respect to our spinal implant product line are Medtronic Sofamor Danek USA, DePuy AcroMed, Inc., a Johnson & Johnson company, and SYNTHES-STRATEC, Inc. Our principal global competitors with respect to our orthobiologic products include DePuy AcroMed, Osteotech, Inc., Orthovita, GenSci Regeneration Sciences, Regeneration Technologies and Wright Medical Technology. Our principal competitor with respect to our minimally invasive surgery products is Kyphon Inc.  We compete in all of our markets primarily on the basis of product performance and price, as well as customer loyalty and service. Many of our competitors have broader product lines than we do.  Accordingly, they could substantially increase the resources they devote to the development and marketing of products that are competitive with ours.  Many of our potential customers have existing relationships with our competitors that could make it difficult for us to continue to penetrate the markets for our products.  If we fail to compete successfully against our existing or potential competitors, our operating results may be adversely affected.

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

               The success of any new product offerings or enhancements to existing product offerings will depend on several factors, including our ability to:

•	properly identify and anticipate customer needs;
•	commercialize new products or enhancements in a timely manner;
•	develop an effective marketing and distribution network for new products or product enhancements;
•	manufacture and deliver products in sufficient volumes on time;
•	differentiate our offerings from competitors’ offerings;
•	achieve positive clinical outcomes for new products or product enhancements;
•	satisfy the increased demands of healthcare payors, providers and patients for lower-cost procedures;
•	innovate and develop new materials, product designs and surgical techniques;
•	obtain the necessary regulatory approvals for new products or product enhancements; and
•	provide adequate medical and/or consumer education relating to new products and product enhancements and attract key surgeons to advocate these new products and product enhancements.

               In addition, we have spent and expect to continue to spend significant cash on the development, product launch and continued marketing of new products and if there is insufficient demand for these new products, our cash flow could suffer and our liquidity would be adversely affected.

The long-term efficacy and market acceptance of AGF is uncertain.

               Because our AGF related products were introduced under a 510(k) clearance, we lack long-term clinical data regarding the efficacy and long-term results of AGF.  To date, we have completed no long-term clinical studies of AGF.  If long-term studies or clinical experience indicate that procedures involving AGF do not provide patients with improved clinical outcomes, anticipated sales of our AGF related products may never materialize.  Our success in selling our AGF related products will depend, in large part, on the medical community’s acceptance of AGF.  The medical community’s acceptance of AGF will depend upon our ability to demonstrate the efficacy of AGF and its advantages, favorable clinical performance and cost-effectiveness.  The medical community’s acceptance of AGF will also depend upon our ability to introduce ACCESS, a new processing system for AGF that is less complex.  We cannot predict whether the medical community will accept AGF or, if accepted, the extent of its use.  If long-term studies or clinical experience indicate that AGF causes negative effects, we could be subject to significant liability.

Our minimally invasive surgery products business may not achieve the growth we expect and our profitability could be adversely affected.

               Our minimally invasive surgery products business was obtained through our July 2001 acquisition of American OsteoMedix Corporation (“AOM”).  To date, our revenues from this business have been below expectation.  To address this, we are investing significantly in the hiring and training of a group of product specialists to work directly with our independent sales agencies in obtaining new surgeon customers, training of surgeons and sales representatives, and assisting surgeons in educating the doctors that comprise their referral base about the benefits of procedures using these products.  We believe that these efforts may allow us to achieve the expected growth in AOM revenues. We performed our annual impairment test of goodwill during the quarter ending September 30, 2002 and found no impairment of goodwill.  However, we cannot assure you that our efforts will be successful.  We may ultimately determine that our minimally invasive surgery products must be distributed through a sales force consisting of direct sales representatives.  If we are unsuccessful in our efforts with the product specialists, or if we ultimately decide to create a direct sales force for these products, which would require a substantial investment, our profitability could be materially adversely affected.

We face risks related to the maintenance, upgrading and expansion of our domestic distribution network.

               In domestic markets, we primarily use independent sales agents for the distribution of our spine products and orthobiologic products.  However, because of the agents’ focus on selling only to spinal surgeons, our orthobiologic products sales have suffered.  Therefore, we have created an initial direct sales force to distribute our orthobiologic products in certain underperforming territories, and we plan to significantly increase this sales force in the future.  However, we cannot assure you that we will be successful in our efforts to identify and hire qualified candidates for these positions, or that such candidates, upon their hiring, will be successful in distributing our orthobiologic products.  Additionally, this effort requires a substantial investment and our profitability could be adversely affected as a result.

                    We expect to continue to rely primarily on independent agents for the domestic distribution of our spine products.  Independent commissioned sales agents may represent other medical devices for a variety of manufacturers and may not dedicate enough time or attention to selling our products.  Furthermore, we expend significant resources to train and educate new independent agents about our products and our marketing programs.  Our ability to recruit independent sales agents has been aided by some of our competitors’ replacement of independent agents with direct sales representatives.  However, our competitors may not continue to utilize direct sales representatives and we cannot assure you that we will continue to be able to attract new or retain our current independent sales agents.  We also cannot assure you that we will be able to develop an effective distribution network or that our independent agents will be able to continue to increase sales or maintain current sales levels of our products.

Product introductions or modifications may be delayed or canceled as a result of the FDA regulatory process, which could cause our sales to decline.

               The medical devices we manufacture and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities.  Our failure to comply with such regulations could lead to the imposition of injunctions, suspensions or loss of regulatory approvals, product recalls, termination of distribution, or product seizures.  In the most egregious cases, criminal sanctions or closure of our manufacturing facility are possible.  The process of obtaining regulatory approvals to market a medical device, particularly from the FDA, can be costly and time-consuming, and there can be no assurance that such approvals will be granted on a timely basis, if at all.  The regulatory process may delay the marketing of new products for lengthy periods and impose substantial additional costs or it may prevent the introduction of new products altogether.  In particular, the FDA permits commercial distribution of a new medical device only after the FDA has cleared a 510(k) premarket notification or has approved a Premarket Approval application, or PMA, for such device.  The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products.  The PMA approval process is more costly, lengthy and uncertain than the 510(k) premarket notification process.  There can be no assurance that any new products we develop will be subject to the shorter 510(k) clearance process and therefore significant delays in the introduction of any new products that we develop may occur.  We anticipate that our products that are in final development will be eligible for the 510(k) premarket notification process.  If the FDA does not clear marketing of our products in final development through the 510(k) clearance process, we will be forced to comply with the PMA approval process in order to obtain FDA approval for these products.  If we choose to go through the PMA approval process, there will be significant costs and delays in the introduction of our new products, if they are approved at all.  Moreover, foreign governmental authorities have become increasingly stringent and we may be subject to more rigorous regulation by foreign governmental authorities in the future.  Any inability or failure of our foreign independent distributors to comply with the varying regulations or the imposition of new regulations could restrict such distributors’ ability to sell our products internationally and thereby adversely affect our business.  All products and manufacturing facilities are subject to continual review and periodic inspection by the FDA.  The discovery of previously unknown problems with our company or our products or facilities may result in product labeling restrictions, recall, or withdrawal of the products from the market.  In addition, the FDA actively enforces regulations prohibiting the promotion of medical devices for unapproved indications.  If the FDA determines that we have marketed our products for off-label use, we could be subject to fines, injunctions or other penalties.

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

               We rely on a combination of patents, trade secrets and nondisclosure agreements to protect our proprietary intellectual property.  Our patent positions and those of other medical device companies are uncertain and involve complex and evolving legal and factual questions.  There can be no assurance that pending patent applications will result in issued patents, that patents issued to or licensed by us will not be challenged or circumvented by competitors or that such patents will be found to be valid or sufficiently broad to protect our technology or to provide us with any competitive advantage.  For example, one of our patents, U.S. Patent No. 5,466,237, was recently found to be partially invalid.  See “Item 3 - Legal Proceedings.”  Third parties could also obtain patents that may require licensing for the conduct of our business, and there can be no assurance that the required licenses would be available.  We also rely on nondisclosure agreements with certain employees, consultants and other parties to protect, in part, trade secrets and other proprietary technology.  There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets and proprietary knowledge.  If our intellectual property is not adequately protected, our competitors could use the intellectual property that we have developed to enhance their products and compete more directly with us, which could result in a decrease in our market share and profits.

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

               In the United States, our products are purchased by hospitals that are reimbursed for the devices provided to their patients by third-party payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care programs.  These third-party payors may deny reimbursement if they determine that a device used in a procedure was not used in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved indication.  Also, third-party payors are increasingly challenging the prices charged for medical products and services.  In addition, we believe the increasing emphasis on managed care in the United States may put pressure on the prices and usage of our products, which may adversely affect product sales.  In international markets, reimbursement and healthcare payment systems vary significantly by country and many countries have instituted price ceilings on specific product lines.  There can be no assurance that our products will be considered cost-effective by third-party payors, that reimbursement will be available or, if available, that the third-party payors’ reimbursement policies will not adversely affect our ability to sell our products profitably.

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

               In 2001, approximately 22% of our sales were generated outside the United States.  We expect that such sales will continue to account for a significant portion of our revenue in the future.  Our international sales subject us to other inherent risks, including the following:

•	fluctuations in currency exchange rates;

•	regulatory, product approval and reimbursement requirements;

•	tariffs and other trade barriers;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	difficulties and costs of managing foreign distributors;

•	reduced protection for intellectual property rights in some countries;

•	burdens of complying with a wide variety of foreign laws;

•	the impact of recessions in economies outside the United States;

•	political and economic instability; and

•	seasonal reductions in business activity during the summer months in Europe and other parts of the world.

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

               From time to time, we consider acquisition of technology product lines or businesses to supplement our current product offering.  Any such future acquisitions involve risks such as the following:

•	we may be exposed to unknown liabilities of acquired companies;

•	our acquisition and integration costs may be higher than we anticipated and may cause our quarterly and annual operating results to fluctuate;

•	we may experience difficulty and expense in assimilating the operations and personnel of the acquired businesses, disrupting our business and diverting management’s time and attention; and

•	our relationships with key customers of acquired businesses may be impaired, due to changes in management and ownership of the acquired businesses.

               The information contained in this report is as of September 30, 2002, unless expressly stated as of another date.  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.  We also may make additional disclosures in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities and Exchange Commission.  Other factors besides those listed here could also adversely affect us.  This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

               We are exposed to market risk for changes in interest rates related primarily to our cash, cash equivalent balances, marketable securities and borrowings under our secured revolving bank line of credit.  However, as all of our investments are in short-term instruments, we believe that we have no material market risk exposure.  In addition, our borrowings under the secured revolving bank line of credit bear interest at variable rates based on bank prime or LIBOR and we believe a hypothetical 10 percent change in that rate would not create material market risk exposure.

Item 4.           Controls and Procedures

               We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

               Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

               There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II -	OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under Note 6 in Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits.

none

b.	Reports on Form 8-K.

On August 13, 2002, Interpore filed a current report on Form 8-K containing the text of the certifications, as required by 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, of our Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: November 13, 2002	INTERPORE INTERNATIONAL, INC.
(Registrant)

By:	/s/ DAVID C. MERCER

David C. Mercer, Chairman and Chief Executive Officer

By:	/s/ RICHARD L. HARRISON

Richard L. Harrison Sr. Vice President and Chief Financial Officer

INTERPORE INTERNATIONAL, INC.

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification

I, David C. Mercer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Interpore International, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ DAVID C. MERCER

David C. Mercer Chief Executive Officer

INTERPORE INTERNATIONAL INC.

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification

I, Richard L. Harrison, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Interpore International, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

d)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	e)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ RICHARD L. HARRISON

Richard L. Harrison Chief Financial Officer