Form 10-K
period 2002-12-31
INTERPORE INTERNATIONAL INC /DE/
filed 2003-03-31
CIK 854093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO _______.

Commission File No. 0-22958

INTERPORE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3043318
(State or other jurisdiction of incorporation or organization)	( I.R.S. employer identification number)

181 Technology Drive, Irvine, California	92618-2402
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (949) 453-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by the check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2).

Yes ☒	No ☐

          Based on the closing price on the Nasdaq Stock Market on June 28, 2002 (the last business day of registrant’s most recently completed second fiscal quarter) the aggregate market value of voting stock of Interpore International, Inc. held by non-affiliates was $142,684,000.  The number of shares of common stock outstanding as of March 17, 2003 was 17,335,964.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of our Joint Proxy Statement for the 2003 Annual Meeting of Stockholders of Interpore International, Inc. are incorporated by this reference into Part III as set forth herein.

PART I

Item 1.   Business

Overview

          We are a medical device company that designs, develops, manufactures and markets a complementary portfolio of products for spine, orthobiologic and minimally invasive surgery applications.  Our focus is primarily on the spinal surgery market.  Our product portfolio addresses what we believe are two of the fastest growing areas in the medical device industry—spinal implants and orthobiologics.

          Virtually all spine fusion procedures require the use of a bone graft and a majority of these procedures also use spinal implants.  We offer three distinct product lines which can be used in combination for spinal fusions: spinal implants, bone graft materials and products used to derive growth factors.  Because spine surgeons are the primary customers for each of our product lines, we believe our complementary product portfolio provides substantial cross selling opportunities to our distribution network.  We plan to continue to develop and commercialize new products which will allow us to offer our customers a more comprehensive solution for spine fusion procedures.

          Our principal executive offices are located at 181 Technology Drive, Irvine, California 92618, and our telephone at that location is (949) 453-3200.  Our Internet address is www.Interpore.com.  Our report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other Securities and Exchange Commission filings are available free of charge on our web-site as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.

Spine Anatomy

          The spinal column consists of 24 separate bones called vertebrae that are connected together to permit a normal range of motion.  The spinal cord, the body’s central nerve column, is enclosed within the spinal column.  Vertebrae are paired into what are called motion segments that move by means of three joints: two facet joints and one spinal disc.  The typical spine, as it relates to spinal implants, is made up of the following four main regions:

•	Cervical vertebrae are the first seven vertebrae in the neck;

•	Thoracic vertebrae are the next twelve vertebrae in the chest or rib cage;

•	Lumbar vertebrae are the next five vertebrae in the lower back; and

•	The sacrum.

          Together, the thoracic vertebrae and the lumbar vertebrae are frequently referred to as the thoraco-lumbar region of the spine.

Spine Disorders

          The following are the four major categories of spine disorders:

•

Degenerative conditions.  Degenerative conditions in the facet joints and disc can result in instability and impingement on the nerve roots as they exit the spinal canal, causing back pain or radiating pain in the arms or legs.

•

Deformities.  Deformities, such as scoliosis, are deviations in the normal curvature and alignment of the spine.  Deformities range in severity from cosmetic issues through varying levels of pain, discomfort or reduced function.

•	Trauma. Trauma, or injuries to the spine, if not corrected, can result in instability, pain, damage to the spinal cord and/or nerve roots, paralysis and deformity.

•	Tumors. Tumors in the spine typically occur in the vertebral body and eventually result in fracture of the vertebral body, causing instability, pain and deformity.

Spinal Implant Market Overview

          The prescribed treatment for spine disorders depends on the severity and duration of the disorder and the success or failure of non-operative therapies.  Non-operative therapies include bed rest, medication, lifestyle modification, exercise, physical therapy, chiropractic care and steroid injections.  However, non-operative treatment options are not effective in many cases, and we estimate that over one million patients undergo spinal surgery, such as spine fusions and spinal discectomies, each year in the United States.  The number of spine fusion procedures performed annually in the United States is estimated to exceed 400,000.

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

          We estimate that product sales in the U.S. spinal implant market are divided approximately as follows:  59% in the thoraco-lumbar spine generally using posterior instrumentation systems (i.e. hooks, rods and screws), 23% in the cervical spine using anterior plates or posterior instrumentation systems, and 18% using intervertebral devices, often referred to as spine cages.

Our Spinal Implant Products

          In the spinal implant product category, our principal product offering includes the SYNERGY™ Spinal System, the C-TEK® Anterior Cervical Plate system, the GEO STRUCTURE™ vertebral body replacement device and the TPS™ Telescopic Plate Spacer.  With the release of the GEO STRUCTURE in 2002, we believe our product offering is applicable to nearly all spine stabilization procedures.

          SYNERGY Spinal System.  Our SYNERGY Spinal System consists of rods, hooks and screws that are attached to vertebrae adjacent to an injured or defective area of the spine.  Our system is a “universal” implant system that allows surgeons to treat both the thoracic and lumbar portions of the spine.  We believe our SYNERGY Spinal System offers a number of benefits, including the following:

•

Ease of Use.  Our SYNERGY Spinal System was engineered to be easy for surgeons to use, reducing surgical time and requiring less manipulation.  The screws and hooks are top tightening, the rods do not require pre-loading of additional components, and all implants allow for free rod rotation.

	•	Our patented variable locking screw design allows the surgeon to angle and tighten screws in many planes, reducing the amount of required rod bending and facilitating rod placement.

•

The patented design of the external hexagonal head of our double hex set screw shears off at a predetermined torque, allowing the surgeon to consistently tighten screws to the right tension.  However, an internal hexagonal cavity remains to allow the surgeon to remove the set screw, if necessary.

•

Universal Application.  SYNERGY implants come in various sizes and types to meet the surgeon’s preferences and the patient’s anatomy, providing a secure anatomic fit for virtually any pathology.  The SYNERGY Spinal System does not require that the surgeon follow a single surgical protocol, but provides several options, and can be used in both anterior and posterior applications and is available in adult and downsized versions.

•

Smaller and Stronger.  We offer SYNERGY implants in either stainless steel or titanium.  The strength of the SYNERGY implants provides resistance to fatigue and allows the implants to be smaller than many competing products.  Titanium implants are preferred in many foreign markets and are being used increasingly in the United States because titanium is compatible with magnetic resonance imaging (M.R.I.) of the spinal area.

•

Low Profile.  Profile describes the prominence of implants above the normal bony surfaces of the spine.  The SYNERGY Spinal System was designed to minimize the height and bulk of its implants, reducing the risk of irritation, inflammation and infection for the patient.

          C-TEK Anterior Cervical Plate System.  Our C-TEK is a titanium plate that is attached using screws to two or more vertebrae in the cervical spine in order to facilitate spine fusion.  We received FDA 510(k) clearance of the C-TEK in late 2000, and introduced it to the market in the first quarter of 2001.  We believe our C-TEK System offers a number of benefits, including the following:

•

Low Profile and Narrow Width.  The C-TEK has a narrow width and one of the lowest profiles among the cervical plates available to the market.  These characteristics are particularly important in the cervical spine, where anterior implants must be placed close to soft tissues in the throat.

•

Fixed and Slotted Hole Versions.  While most competitors’ cervical plate systems incorporate either a fixed hole or a slotted hole design, our C-TEK is available in either design in order to accommodate the physician’s surgical philosophy.  These features allow the surgeon to create rigid, semi-rigid or load-sharing constructs.

•

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

          GEO STRUCTURE Vertebral Body Replacement.  The GEO STRUCTURE is a uniquely designed titanium spinal implant that can be manufactured in a variety of shapes and sizes.  We received FDA 510(k) clearance for the oval-shaped version of this product in the third quarter of 2001 and for the rectangular-shaped version in the first quarter of 2002.  The rectangular version was introduced to the market in the fourth quarter of 2002, and we expect to introduce the oval version in the third quarter of 2003.  We believe our GEO STRUCTURE offers a number of benefits, including the following:

•	High Strength. The GEO STRUCTURE’s unique geodesic design with three-dimensional interconnected filaments provides very high strength with a minimum amount of metal in the implant.

•

Minimal Metal.  Compared with most other vertebral body replacement devices, the GEO STRUCTURE allows the surgeon to place a larger quantity of graft material at the graft site, which may increase the probability of a successful fusion.  It also allows a surgeon to more easily see the graft site radiographically after a procedure and to better assess fusion.

          TPS Telescopic Plate Spacer.  Our TPS is an expandable titanium spacer intended to replace one or two vertebral bodies that must be removed due to tumor or trauma.  This device combines the functions of an anterior plate and a vertebral column spacer and it incorporates a patented telescoping feature.  We received a Humanitarian Device Exemption (HDE) from the FDA in early 2000 for the cervical spine version of the TPS.  In November 2001, we received FDA 510(k) clearance for the thoraco-lumbar version, which was launched in the fourth quarter of 2002.  We believe our TPS offers a number of benefits, including the following:

•	Telescoping design allows for in-line, in-situ distraction restoring vertebral body height and providing maximum contact on the end plates of the vertebrae.

•	Integrated design of an anterior lateral plate and spacer provide immediate stability and resistance to subsidence.

Orthobiologics Market Overview

          Orthobiologics is a term used to describe biomaterials used in orthopedic, or bone-related, applications.  Product categories classified as orthobiologics generally include:

•	bone graft substitutes;
•	implants machined from allograft, or cadaver tissue;
•	growth factor technologies and platelet concentration systems;
•	bone cement;
•	resorbable tissue fixation products;
•	cartilage regeneration/repair products; and
•	hyaluronic acid supplements.

          Our current orthobiologic products fall into the bone graft substitutes and growth factor categories.

          Bone Grafts.  Bone is a composite material made up of bone cells and a porous matrix.  The matrix is composed of collagen and ceramic calcium phosphate crystals.  Bone continuously remodels itself, thereby repairing the small imperfections formed due to everyday activity.  Bone will often spontaneously repair minor fractures without surgical intervention.  However, major skeletal deficiencies from trauma, spinal instability, degenerative conditions and tumor will frequently require a surgical procedure involving bone graft.

          It is estimated that bone grafts are used in over 600,000 procedures annually in the United States.  They are used for a wide variety of indications including spine fusions, total joint surgery, maxillofacial applications and other surgical procedures.  There are two major categories of bone grafts: autograft bone and bone graft substitutes (which includes allograft and synthetic bone graft substitutes):

•

Autograft bone is bone harvested from another part of the patient’s skeleton, typically the iliac crest or hip.  Once harvested, the bone is grafted to the site of the bone deficit.  Harvesting bone typically requires a second surgical procedure, increases total operating time and expense, and can lead to complications such as infection, chronic pain, deformity and excess blood loss.  Autograft bone has both osteoconductive (supporting bone growth) and osteoinductive (stimulating bone growth) properties.

•

Allograft bone is bone obtained from a cadaver.  There are numerous bone banks that obtain cadaver tissue from regional donor centers.  Once obtained, the tissue is processed and configured into a variety of forms.  Generally, bone graft substitutes derived from allograft are available as powder, chips, paste, gels and putties.  Strict donor screening standards and testing for infectious agents such as hepatitis B and HIV have significantly reduced the possibility of implant rejection and disease transmission.  Allograft bone can have osteoconductive and osteoinductive properties.

•

Synthetic bone graft substitutes are artificially produced and can be used in place of autograft or allograft or mixed with autograft or allograft.  Synthetic bone graft substitutes are available in a wide range of forms, including granules, blocks, strips, gels, slurries and injectable bone graft cements.  Synthetic bone graft substitutes generally have osteoconductive properties.

          Growth Factors.  Growth factors are specific, naturally-occurring proteins that regulate bone generation by stimulating either the formation of new bone cells or the replication of existing cells.  To derive growth factors, a number of methods are under development, including recombinant DNA technology, gene therapy, extraction from cow bone and advanced filtration technologies.  With recombinant DNA technology, the desired human growth protein gene is introduced into a production host, usually an animal, bacterial or yeast cell, and the host makes the human protein along with its own.  These proteins are then concentrated and made into a usable form.  Using filtration methods, the human growth factor proteins are removed from the patient’s own blood.  These proteins can be concentrated and combined with either of the two major categories of bone graft.

Our Orthobiologic Products

          Our principal orthobiologic offering includes bone graft products and AGF® (Autologous Growth Factors®) related products.  Our PRO OSTEON® products are implanted in a bone deficit and provide a matrix that facilitates new bone ingrowth.  PRO OSTEON was the first synthetic bone graft substitute to obtain FDA approval for orthopedic applications.  Our BONEPLAST® is a resorbable bone void filler that is replaced by the patient’s own bone during the healing process.  In 2002, we released our INTERGRO® Osteoinductive DBM putty which combines allograft material with a non-toxic, lipid carrier.  AFG products concentrate growth factors derived intraoperatively from platelets found in a patient’s own blood.  These growth factors are known to initiate the bone healing cascade.

          Bone Graft Substitutes.  Our PRO OSTEON bone graft substitute products are derived from the exoskeleton of two specific genera of coral and chemically converted into a material with porosity, architecture and chemical composition similar to that of human bone, using our proprietary manufacturing process.  Due to its interconnected porous structure, the graft provides a matrix that facilitates new bone ingrowth.  Our BONEPLAST bone void filler is a calcium sulfate (plaster-of-paris) material that resorbs and is replaced with bone during the healing process.  Our INTERGRO DBM putty is an off-the-shelf, moldable tissue graft.   Our line of bone graft substitutes includes:

Product	Description	Indication	U.S. Regulatory Status

PRO OSTEON 500 (hydroxyapatite)	Bone graft substitute. 500 micron pore size blocks and granules.	Repair skeletal defects in extremities.	PMA approved in 1992.
PRO OSTEON 500R (hydroxyapatite/calcium carbonate composite)	Patented resorbable bone graft substitute. 500 micron pore size blocks and granules.	Repair all skeletal defects, including spine.	510(k) cleared in 1998.
PRO OSTEON 200/ Interpore 200 (hydroxyapatite)	Bone graft substitute. 200 micron pore size blocks and granules.	Repair skeletal defects in oral/maxillofacial areas.	510(k) cleared in 1985.
PRO OSTEON 200R (hydroxyapatite/calcium carbonate composite)	Patented resorbable bone graft substitute. 200 micron pore size blocks and granules.	Repair all skeletal defects, including spine.	510(k) cleared in 2000.
BONEPLAST (calcium sulfate)	Fast resorbing, moldable bone void filler.	Fill voids in bone. Used in extremities, spine and pelvis.	510(k) cleared in 1999.
INTERGRO DBM	Osteoinductive demineralized bone matrix.	Repair all skeletal defects, including spine.	510(k) pending.

          Our PRO OSTEON, BONEPLAST and INTERGRO DBM products compare favorably with autograft, allograft and other synthetic bone grafts used today.  We believe our products:

•	Eliminate morbidity and cost associated with autograft harvesting;

•	Eliminate disease transmission and host rejection risk;

•	Require no special handling or storage conditions;

•	Are osteoconductive and biocompatible; and

          In addition, our INTERGRO DBM putty and paste have the following beneficial properties:

•	Demonstrates osteoinductive properties;

•	Putty-like consistency allows the product to be easily molded to fit virtually any shaped defect;

•	Formulated with a natural lipid carrier that is resistant to breakdown by bodily fluids or temperature; and

•	Contain no fillers such as glycerol, which has been shown to have toxic effects.

          AGF (Autologous Growth Factors).  AGF products concentrate growth factors derived from platelets in a patient’s blood which have been known to encourage more complete and rapid bone growth in bone defects.  Our two key AGF related products are the UltraConcentrator® Permeability Hemodialyzer and the Automated Processor.  Cleared for marketing by the FDA in the fourth quarter of 1998, these products are used to produce a concentrated growth factor gel from platelets in the patient’s own blood.  Our AGF related products were commercially launched in 1999.

          In the AGF collection process, blood from the patient is separated into different component layers using a device called a cell washer, which is routinely available in the operating room during spine fusion and revision total joint replacement procedures.  One of the layers, known as the “buffy coat,” contains platelet-rich plasma and white blood cells.  The buffy coat is processed using our proprietary filtering technology which super-concentrates the platelets and fibrinogen, producing a “cocktail” of growth factors, including Platelet-Derived Growth Factor and Transforming Growth Factor Beta.  With the addition of thrombin, the fibrinogen contained in AGF is converted into fibrin, giving AGF a gel-like consistency.  AGF can be combined directly with a bone graft material, such as our PRO OSTEON and BONEPLAST products, as well as autograft and allograft, and placed at the bone graft site.  The red cells and plasma component layers from the cell washer are returned to the patient, resulting in minimal blood loss.

          We believe that AGF provides the surgeon with the growth factors desired for faster and more complete bone graft healing.  Additionally, AGF offers the following benefits:

•	Many surgeons prefer autologous solutions, such as AGF, that are derived from the patient’s own tissues;

•	AGF’s gel-like consistency improves handling properties and fixes the bone graft material to the bone defect site;

•	AGF produces a “cocktail” of many cell-stimulating growth factors;

•	Using the patient’s own growth factors eliminates dosage concerns; and

•	The cost of AGF is lower than that anticipated for recombinant products recently introduced or under development.

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

          It is estimated that there are approximately 700,000 vertebral compression fractures in the United States annually, and approximately two-thirds go undiagnosed or untreated.  Of the patients who present with vertebral compression fractures, approximately 200,000 to 300,000 annually are diagnosed and are treated with marginal success using drugs, bed rest and bracing.  A small but increasing portion undergo surgical procedures known as vertebroplasty, in which a reinforcing material is delivered into the fractured vertebra in order to eliminate micro-motion of bone fragments for the relief of pain and to provide strengthening of the vertebra.  Historically, these procedures have been performed primarily by interventional radiologists, but are increasingly being performed by orthopedic surgeons and neurosurgeons.

Our Minimally Invasive Surgery Products

          Our minimally invasive surgery products consist of systems designed to facilitate the delivery of materials into bone through small incisions, a procedure referred to as osteoplasty. Initially, these products are being used by surgeons in the treatment of vertebral compression fractures.

•

CDO System.  Our CDO System is designed to facilitate the delivery of materials into bone through a small incision.  The CDO System provides key benefits for surgeons and their patients, including enhanced diagnostic capabilities during the procedure, low-pressure delivery, improved control, significantly reduced procedural times and shorter recovery time.

•

LP2 System.  Our LP2 System provides easy access to smaller bony anatomy for material delivery.  Its low profile design enhances visualization for accurate placement and also facilitates the low-pressure delivery of viscous materials.

Research and Development

          As of March 1, 2003, our research and development department consisted of 27 full-time employees.  We also engage outside consultants and academic research facilities for assistance with our new product development and will license technology from third parties under appropriate circumstances.  We plan to continue to use outside resources for product research. We have agreements with prominent spine surgeons, who assisted in the development of certain of our spine systems, under which we pay royalties ranging from approximately 1% to 7% of net revenues generated from the sale of certain products.  Our expenditures for research and development were $5.3 million in 2000, $6.7 million in 2001 and $7.8 million in 2002.

          Additional spinal implant and orthobiologic products which we currently have under development include:

•

ACCESS™ AGF Technology Upgrade.  The current process for collecting AGF from the patient’s blood requires the use of a cell washer and involves numerous procedural steps.  We are in the final stages of developing the ACCESS system that will eliminate the reliance on a cell washer, substantially simplify the process by eliminating a significant number of processing steps, and permit the option of producing smaller quantities of AGF.  We expect to introduce this new system in the first half of 2003.

•

ALTIUS™ Occipito-Cervico-Thoracic System.  Our ALTIUS system is intended to promote fusion of the cervical spine and occipito-cervico-thoracic junction affected by degenerative conditions, deformity, trauma and tumors.  We received FDA 510(k) clearance for this product in December 2002 and expect to begin selling ALTIUS in the first half of 2003.

•

Artificial Disc.  Our simple patented design, with no moving parts, could allow a surgeon to replace a diseased disc while maintaining motion of the spine in the affected segment, eliminating the need for fusion.  We expect to complete cadaver studies and mechanical testing this year, and expect that completion of an Investigational Device Exemption and subsequent FDA approval via a Premarket Approval application would be required to market this product in the U.S.

•

Polymer-reinforced PRO OSTEON Material.  We have development efforts underway for a polymer-reinforced PRO OSTEON material.  We believe that increasing the strength of our resorbable version of PRO OSTEON in various configurations, combined with AGF, holds promise for potential use as a natural, resorbable alternative to titanium and composite spinal implants currently available in the market.  Animal trials commenced in 2001, and we are currently pursuing various approval pathways with the FDA.

Intellectual Property

          As part of our ongoing research, development and manufacturing activities, we have a policy of seeking patent protection.  Patents relating to particular products, uses or procedures, however, do not preclude other manufacturers from employing alternative processes or from successfully marketing substitute products.  We believe that although patents often are necessary to protect our technology and products, the lengthy FDA approval process and certain manufacturing processes are more significant barriers to entry.  Moreover, much of the proprietary technology and manufacturing processes developed by us reside in our key scientific and technical personnel and such technology and processes are not easily transferable to other scientific and technical personnel.  The loss of the services of key scientific, technical and manufacturing personnel could have a material adverse effect on our business and results of operations.  In addition, to our patents, we also own various trademarks protecting our corporate identity and product names.

          Spinal Implant Products.  We own fourteen U.S. patents related to various aspects of our spine products, including the bone anchor, the rod/anchor interface, instrumentation, transverse connectors, bone stabilization plate and three-dimensional geometric structure.  We have six U.S. patents pending concerning enhancements to our SYNERGY Spinal System and for several new products.

          Orthobiologic Products.  We own thirteen U.S. patents related to our orthobiologic products.  Of these, eight relate to our PRO OSTEON bone graft substitute, and five are for our growth factor technology.  We have four U.S. patents pending relating to several new products.

          Minimally Invasive Surgery Products.  We own one U.S. patent related to the CDO system.

          We require our employees, consultants and advisors to execute nondisclosure agreements in connection with their employment, consulting or advisory relationships with us.  We also require our employees, and some consultants and advisors to agree to disclose and assign to us all inventions conceived during the work day, using our property or which relate to our business.  Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary.  Finally, our competitors may independently develop similar technologies.

          The medical device industry is characterized by the existence of a larger number of patents and frequent litigation based on allegations of patent infringement.  As the number of entrants into our market increases, the possibility of an infringement claim against us grows.  While we attempt to ensure that our products do not infringe other parties’ patents and proprietary rights, our competitors may assert that our products and the methods they employ may be covered by patents held by them.  We have in the past been, and are currently, involved in litigation relating to our intellectual property.  At present, we are defending a claim in which a third party is asserting, among other things, an ownership interest in our GEO STRUCTURE device and its underlying patent based on alleged misappropriation of trade secrets.  For additional discussion, please see “Certain Business Considerations – We may face challenges to our patents and proprietary rights” and Item 3 – “Legal Proceedings.”

Customers, Sales and Marketing

          We estimate there are approximately 14,000 practicing orthopedic surgeons in the United States in private practice, hospitals and orthopedic treatment centers.  Of the approximately 14,000 practicing orthopedic surgeons, we estimate there are over 2,000 fellowship-trained spine surgeons.  Also, we estimate that there are over 1,000 neurosurgeons performing spine fusion procedures that utilize implants.

          Spinal implant products are generally used by the spine surgeons and neurosurgeons that perform spine fusion procedures, and they make the decision as to which manufacturers’ products will be selected.  The selection of an orthobiologic product is made by these same spine surgeons and neurosurgeons as well as the remaining orthopedic surgeons performing procedures requiring a bone graft.  M.I.S. products that deliver materials into bone are selected by orthopedic surgeons and neurosurgeons in addition to interventional neuro-radiologists and pain-management specialists that perform verebroplastly, kyphoplasty and osteoplasty procedures.  We direct our marketing efforts to these surgeons.

          Our domestic sales organization consists of independent agencies and direct sales representatives.  As of March 1, 2003, we had contracts with 38 independent agencies which employed approximately 200 sales representatives, and we had 15 direct sales representatives.  The domestic sales organization is managed by a Vice President of Domestic Spinal Product Sales, two Division Managers for Orthobiologic Sales and two Division Managers for Minimally Invasive Surgery Products sales.   We invoice hospitals directly, generally at list prices, and pay commissions to the agencies and direct sales representative.  We provide consignment inventories to our independent agencies, direct sales representatives and some hospitals.  We select agency organizations and direct sales representatives for their expertise in spinal implant, orthopedic or medical device sales, their reputation within the surgeon community and their sales coverage within a geographic area.  Each agency organization and direct sales representative is assigned a sales territory for some or all of our products and is subject to periodic performance reviews.  In addition, each new independent sales agency and direct sales representative participates in training programs before initiating sales efforts for our products.  We also require each independent agency and direct sales representative to attend periodic sales and product training.

          Outside of the United States, we distribute products only through independent distributors.  We have a Vice President of International Sales, three Division Managers and a European business liaison and have established distribution arrangements with 37 distributors in 31 countries.  Our international sales represented approximately 20% of sales in 2000, 22% of sales in 2001 and 18% of sales in 2002.  Sales to our international customers are denominated in U.S. dollars.

          In the United States, there are no significant customer concentrations, as we invoice hospitals directly for product used or shipped.  However, in the international markets, we have three significant distributors that on a combined basis accounted for approximately 50.8% of our 2002 international sales and 9.1% of our 2002 worldwide sales.

          In order to improve shipping efficiencies and service to our international customers, we have an agreement with a contract warehouse in the Netherlands to ship bone graft products to customers in certain countries outside of North America.

          We participate in over two dozen professional meetings including the North American Spine Society Meeting, the American Academy of Orthopaedic Surgeons Meeting and the Congress of Neurological Surgeons.  We also participate in scientific presentations and professional seminars at hospitals and provide funding for surgeon symposia from time to time.

Third-Party Reimbursement

          We expect that sales volumes and prices of our products will continue to be dependent in large part on the availability of reimbursement from third-party payors.  In the United States, our products are purchased by hospitals that are reimbursed by third-party payors for the devices provided to their patients.  Such payors include governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care programs.  These third-party payors may deny reimbursement if they determine that a device used in a procedure was not used in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved indication.  Also, third-party payors are increasingly challenging the prices charged for medical products and services.  In international markets, reimbursement and healthcare payment systems vary significantly by country and many countries have instituted price ceilings on specific product lines.  There can be no assurance that our products will be considered cost-effective by third-party payors, that reimbursement will be available or, if available, that the third-party payors’ reimbursement policies will not adversely affect our ability to sell our products profitably.

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

Manufacturing

          Spinal Implant Products.  We contract with outside vendors for the manufacture of our spine products, which are fabricated from medical grade stainless steel or titanium according to our specifications.  Following the receipt of products at our facility, we conduct inspection, packaging and labeling operations.  The majority of our current spine products are distributed in a non-sterile condition, which is the industry standard for implant systems such as our SYNERGY, C-TEK and TPS.

          Our GEO STRUCTURE products are cast in titanium.  We manufacture wax models of the products at our facility.  The wax models are then delivered to contract vendors that cast the implants, using the lost wax method, and then conduct final finishing procedures.  Following the receipt of GEO STRUCTURE products at our facility, we conduct inspection, packaging and labeling operations and have the packaged implants sterilized by a contract vendor.

          Orthobiologic Products.  Coral is the primary raw material used to manufacture our PRO OSTEON products.  The coral used in our products is sourced from two genera located in a wide variety of geographic locations.  Our source for coral has been the tropical areas of the Pacific and Indian Oceans.  We believe we have an adequate supply of coral for the foreseeable future.  Coral is covered under an international treaty entitled Convention on International Trade of Endangered Species of Wild Fauna and Flora, which regulates for approximately 140 nations around the world the import/export of raw coral and products derived therefrom.  To date, the limitations imposed by this treaty have not significantly affected our ability to source raw coral, however, conditions in countries controlling the export of coral have recently had a negative effect on our ability to source raw coral.  The manufacturing process for our PRO OSTEON line of bone graft substitute products involves coral qualification and cutting, hydrothermal conversion, testing, packaging and sterilization of the product, all of which, with the exception of sterilization, are performed at our facilities.

          Our INTERGRO DBM putty is manufactured using a proprietary formula which involves combining demineralized bone matrix (DBM), which is available from third party allograft tissue processors, with a biocompatible, non-soluble lipid carrier.  While we have been able to obtain adequate quantities of the DBM to meet our requirements to date, only limited quantities of cadaver tissue are generally available, and therefore there can be no assurance that sufficient quantities will be available to meet our future requirements.

          Some of the products and materials supplied by our vendors are currently sole-sourced, but we believe that we could locate alternate vendors for supply of these components.  However, the specialized filter material contained in our UltraConcentrator was sole-sourced from a vendor that no longer supplies the material.  Although we have not identified any alternate vendors, we have a several year supply of the material in inventory and we believe there are suppliers that could supply alternate materials which may have equivalent function.  In the event that a re-engineering of the product were necessary due to conversion to an alternate material, delays in product availability could occur and significant costs could be incurred, either of which could have a material adverse effect on our operations.

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

          Bone Graft Substitute Market.  Our bone graft substitute products compete principally with autograft, considered the physician’s “gold standard,” with allograft bone obtained from cadavers and with other synthetic bone products.  Competitive bone substitute products include: Grafton® demineralized bone products from Osteotech, demineralized bone matrix products from GenSci Regeneration Sciences, demineralized bone matrix products from Regeneration Technologies, OsteoSet™ calcium sulfate from Wright Medical Technology, Vitoss™ from Orthovita, as well as other bone substitute products.  Several other companies are pursuing additional synthetic bone graft materials for orthopedic applications which could ultimately compete with our synthetic bone graft products in the United States.

          Growth Factors. DePuy AcroMed is marketing under the Symphony™ tradename a system which is competitive to AGF.  We believe that the sales efforts for Symphony have negatively affected our sales of AGF-related products.  In addition, there are several companies introducing systems that produce gel products which may compete with AGF.  There is significant development activity ongoing that, if successful, would potentially produce other products competitive with our AGF technology. Stryker Corporation has rights to a recombinant human bone morphogenetic protein called OP-1 for which the FDA granted Humanitarian Device Exemption status as an alternative to autograft for long-bone non-union fractrues.  Medtronic Sofamor Danek has rights to Wyeth’s recombinant human bone morphogenetic protein (rhBMP-2) and developed a product called InFUSE™ which was introduced to the U.S. market in 2002.

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

Spinal Implant Products

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

          In March 2000, the FDA approved a Humanitarian Device Exemption (HDE) for the cervical version of our corpectomy cage, the TPS Telescopic Plate Spacer.  An HDE is designed to encourage the discovery and use of devices intended to benefit patients in the treatment or diagnosis of diseases or conditions that affect or are manifested in fewer than 4,000 individuals in the United States per year.  In the case of the TPS, the approved indication is for the replacement of normal body structures following a vertebrectomy or corpectomy of the spine for metastatic disease in the cervical or cervical-thoracic spine.  We received FDA 510(k) clearance to market the Telescopic Plate Spacer Thoracolumbar (TPS-TL) in November 2001.

          In October 2000, we received FDA 510(k) clearance to market our C-TEK Anterior Cervical Plate System.

          In August 2001, we received FDA 510(k) clearance to market our oval configuration GEO STRUCTURE spinal implant.  An FDA 510(k) clearance for the rectangular configuration was received in February 2002.

          In December 2002, we received FDA 510(k) clearance to market our ALTIUS Occipito-Cervico-Thoracic System.

Orthobiologic Products

          In October 1992, we received FDA approval to market PRO OSTEON 500 for certain defects in the wide part of long bones.  We subsequently received FDA approval to market it in granular forms and a wide variety of block configurations up to 30 cc’s in total volume, and for additional indications including the treatment of cysts and tumors in long bones.  Our PRO OSTEON 200 and Interpore 200 were cleared for marketing for certain kinds of oral surgery, periodontal defects, and craniofacial and orthognathic indications through 510(k) premarket notifications.

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

          In December 1998, we received FDA 510(k) clearances for the two key products in the AGF system, the UltraConcentrator Permeability Hemodialyzer and the Automated Processor.   In August 2002, we received 510(k) clearance for our ACCESS system.

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

          We are registered as a medical device manufacturer with the FDA, with state agencies such as the Food and Drug Branch of the California Department of Health Services and with the European Community.  These agencies inspect our facilities from time to time to determine whether we are in compliance with various regulations relating to medical device manufacturing, including the FDA’s Quality System Regulations and ISO 9001/EN46001/ISO 13485, which govern design, manufacturing, testing, quality control, sterilization and labeling of medical devices.  We believe we are in compliance with the regulations established by these agencies applicable to our business.  The European Community Notified Body, the FDA and the California Department of Health Services have inspected our manufacturing facilities and quality assurance procedures in the past and we expect them to continue to do so in the future.

          With respect to our bone graft substitute products, we must also comply with the requirements of the Convention on International Trade of Endangered Species of Wild Fauna and Flora, or CITES.  This is an international agreement signed by approximately 140 nations, which agreement regulates the import and export of products which are derived from endangered wildlife.  Although the coral we use is not an endangered species, all harvested coral is subject to regulation under CITES.  As a result, we must register and obtain licensure from the U.S. Department of Fish and Wildlife for both the import of raw coral and the export of finished product.  We maintain a multi-year supply of coral to minimize the risk of supply interruptions.  Because each shipment of product exported outside of the United States or its possessions requires individual permitting, and also to improve shipping efficiencies and service to our international customers, we entered into an agreement with a contract warehouse in the Netherlands for the purpose of international distribution of our products.

          We must also comply with registration requirements of foreign governments and with import and export regulations when distributing our products to foreign nations.  Each foreign country’s regulatory requirements for product approval and distribution are unique and may require the expenditure of substantial time, resources and effort to obtain and maintain approvals for marketing.  In September 1995, we received approval to use the “CE” mark for our entire line of orthopedic and oral/maxillofacial synthetic bone graft materials.  We received approval to use the “CE” mark for our spinal implant systems in 1998, and applied the “CE” mark to our minimally invasive surgery products in 2001.  The CE mark indicates that the products are approved for sale within 18 countries in the European Community and European Free Trade Association and that we are in compliance with the ISO 9001 and EN 46001 standards which govern medical device manufacturers that are marketing products in Europe.  The CE mark is now also accepted by several countries outside of the European Community.  We received our ISO 13485 certification in 2001 and our Canadian Medical Device Conformity Assessment System certification in 2002 which allows us to continue exportation to Canada.  The ISO 13485 standard is designed for medical devices and will eventually replace ISO 9001 and EN 46001 standards for Europe.

Employees

          As of March 1, 2003, we had 169 full-time employees, of whom 57 were engaged in marketing and sales, 44 in manufacturing, 24 in regulatory affairs and quality assurance, 17 in general administration and finance and 27 in research and development.  None of these employees is represented by a union, and we have never experienced a work stoppage.  We consider our relations with our employees to be good.

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

          A majority of our revenues currently comes from SYNERGY and PRO OSTEON sales.  We cannot assure you that we will be successful in increasing sales of our current product offering.  Additionally, we cannot assure you that our efforts to develop new products will be successful.  Even if our development efforts are successful, there can be no assurance that we will be successful in marketing and selling our new products.  Moreover, our competitors may develop and successfully commercialize medical devices that directly or indirectly accomplish what our products are designed to accomplish in a superior and less expensive manner.  If our competitors’ products prove to be more successful than ours, our products could be rendered obsolete.  As a result, we may not be able to produce sufficient sales to maintain profitability.

If we fail to compete successfully against existing or potential competitors, our operating results may be adversely affected.

          The market for our products is intensely competitive, subject to change and significantly affected by new product introductions and other market activities of industry participants.  Our principal global competitors with respect to our spinal implant product line are Medtronic Sofamor Danek USA, DePuy AcroMed, Inc., a Johnson & Johnson company, and SYNTHES-STRATEC, Inc. Our principal global competitors with respect to our orthobiologic products include DePuy AcroMed, Medtronic Sofamor Danek USA, Osteotech, Inc., Orthovita, GenSci Regeneration Sciences, Regeneration Technologies and Wright Medical Technology. Our principal competitor with respect to our minimally invasive surgery products is Kyphon Inc.  We compete in all of our markets primarily on the basis of product performance and price, as well as customer loyalty and service. Many of our competitors have greater resources for product development, sales and marketing and patent litigation than we do.  Accordingly, they could substantially increase the resources they devote to the development and marketing of products that are competitive with ours.  Many of our potential customers have existing relationships with our competitors that could make it difficult for us to continue to penetrate the markets for our products.  Additionally, several of our competitors have broader product lines that we do.  If we fail to compete successfully against our existing or potential competitors, our operating results may be adversely affected.

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

          Our AGF related products were introduced under a 510(k) clearance, and we lack published long-term clinical data regarding the efficacy and long-term results of AGF.  If long-term studies or clinical experience indicate that procedures involving AGF do not provide patients with improved clinical outcomes, anticipated sales of our AGF related products may never materialize.  Our success in selling our AGF related products will depend, in large part, on the medical community’s acceptance of AGF.  The medical community’s acceptance of AGF will depend upon our ability to demonstrate the efficacy of AGF and its advantages, favorable clinical performance and cost-effectiveness.  The medical community’s acceptance of AGF will also depend upon our ability to introduce ACCESS, a new processing system for AGF, that is less complex.  We cannot predict whether the medical community will accept AGF or, if accepted, the extent of its use.  If long-term studies or clinical experience indicate that AGF causes negative effects, we could be subject to significant liability.

Our minimally invasive surgery products business may not achieve the growth we expect and our profitability could be adversely affected.

          To date, our M.I.S. revenues have been below our expectations.  To address this, we are investing significantly in the hiring and training of a group of direct sales representatives.  We believe that these efforts may allow us to achieve the expected growth in AOM revenues.  However, we cannot assure you that our efforts will be successful.  The creation of a direct sales force is very expensive, and if this sales force does not achieve the expected growth in M.I.S. revenues, our profitability could be materially and adversely affected.

We face risks related to the maintenance, upgrading and expansion of our domestic distribution network.

          In domestic markets, we primarily use independent sales agents for the distribution of our spinal implant products and orthobiologic products.  However, because of the agents’ focus on selling only to spinal surgeons, our orthobiologic products sales have suffered.  Therefore, we have created an initial direct sales force to distribute our orthobiologic products in certain underperforming territories, and we plan to significantly increase this sales force in the future.  However, we cannot assure you that we will be successful in our efforts to identify and hire qualified candidates for these positions, or that such candidates, upon their hiring, will be successful in distributing our orthobiologic products.  Additionally, this effort requires a substantial investment and our profitability could be adversely affected as a result.

          We expect to continue to rely primarily on independent agencies for the domestic distribution of our spinal implant products.  Independent commissioned sales agencies may represent other medical devices for a variety of manufacturers and may not dedicate enough time or attention to selling our products.  Furthermore, we expend significant resources to train and educate new independent agencies about our products and our marketing programs.  Our ability to recruit independent sales agencies has been aided by some of our competitors’ replacement of independent agencies with direct sales representatives.  However, our competitors may not continue to utilize direct sales representatives and we cannot assure you that we will continue to be able to attract new or retain our current independent sales agencies.  We also cannot assure you that we will be able to develop an effective distribution network or that our independent agencies will be able to continue to increase sales or maintain current sales levels of our products.

We may face challenges to our patents and proprietary rights.

          We rely on a combination of patents, trade secrets and nondisclosure agreements to protect our proprietary intellectual property.  Our patent positions and those of other medical device companies are uncertain and involve complex and evolving legal and factual questions.  We cannot assure you that pending patent applications will result in issued patents, that patents issued to or licensed by us will not be challenged or circumvented by competitors or that such patents will be found to be valid or sufficiently broad to protect our technology or to provide us with any competitive advantage.  Third parties could also obtain patents that may require licensing for the conduct of our business, and there can be no assurance that the required licenses would be available.  We also rely on nondisclosure agreements with certain employees, consultants and other parties to protect, in part, trade secrets and other proprietary technology.  We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets and proprietary knowledge.  If our intellectual property is not adequately protected, our competitors could use the intellectual property that we have developed to enhance their products and compete more directly with us, which could result in a decrease in our market share and profits.

          The medical product industry is characterized by frequent and substantial intellectual property litigation and competitors may resort to intellectual property litigation as a means of competition.  Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict.  We are currently responding to a claim in which a third party is asserting an ownership interest in our GEO STRUCTURE device and its underlying patent, among other things, based on alleged misappropriation of trade secrets.  We cannot assure you that we will be successful in defending against these claims, and any adverse determination in this matter could have a material adverse effect on obligations.  This and any future litigation, regardless of the outcome, could result in substantial expense and significant diversion of the efforts of our technical and management personnel.  Litigation may also be necessary to enforce our patents and license agreements, to protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others.  An adverse determination in any such proceeding could subject us to significant liabilities to third parties, or require us to seek licenses from third parties or pay royalties that may be substantial.  Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing or selling certain of our products which in turn would have a material adverse effect on our business, financial condition and results of operations.

Product introductions or modifications may be delayed or canceled as a result of the FDA regulatory process, which could cause our sales to decline.

          The medical devices we manufacture and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities.  Our failure to comply with such regulations could lead to the imposition of injunctions, suspensions or loss of regulatory approvals, product recalls, termination of distribution, or product seizures.  In the most egregious cases, criminal sanctions or closure of our manufacturing facilities are possible.  The process of obtaining regulatory approvals to market a medical device, particularly from the FDA, can be costly and time-consuming, and there can be no assurance that such approvals will be granted on a timely basis, if at all.  The regulatory process may delay the marketing of new products for lengthy periods and impose substantial additional costs or it may prevent the introduction of new products altogether.  In particular, the FDA permits commercial distribution of a new medical device only after the FDA has cleared a 510(k) premarket notification or has approved a Premarket Approval application, or PMA, for such device.  The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products.  The PMA approval process is more costly, lengthy and uncertain than the 510(k) premarket notification process.  We cannot assure you that any new products we develop will be subject to the shorter 510(k) clearance process and therefore significant delays in the introduction of any new products that we develop may occur.  We anticipate that most of our products that are in final development will be eligible for the 510(k) premarket notification process.  If the FDA does not clear marketing of our products in final development through the 510(k) clearance process, we will be forced to comply with the PMA approval process in order to obtain FDA approval for these products.  If we choose to go through the PMA approval process, there will be significant costs and delays in the introduction of our new products, if they are approved at all.  Moreover, foreign governmental authorities have become increasingly stringent and we may be subject to more rigorous regulation by foreign governmental authorities in the future.  Any inability or failure of our foreign independent distributors to comply with the varying regulations or the imposition of new regulations could restrict such distributors’ ability to sell our products internationally and thereby adversely affect our business.  All products and manufacturing facilities are subject to continual review and periodic inspection by the FDA.  The discovery of previously unknown problems with our company or our products or facilities may result in product labeling restrictions, recall, or withdrawal of the products from the market.  In addition, the FDA actively enforces regulations prohibiting the promotion of medical devices for unapproved indications.  If the FDA determines that we have marketed our products for off-label use, we could be subject to fines, injunctions or other penalties.

We may be subject to product liability claims and our limited product liability insurance may not be sufficient to cover the claims, or we may be required to recall our products.

          We manufacture medical devices that are used on patients in surgical procedures, and we may be subject to product liability claims and product recalls.  The spinal implant industry has been historically litigious and we face an inherent business risk of financial exposure to product liability claims.  Since most of our products are implanted in the human body, manufacturing errors or design defects could result in injury or death to the patient, and could result in a recall of our products and substantial monetary damages.  Any product liability claim brought against us, with or without merit, could result in an increase to our product liability insurance premiums or our inability to secure coverage in the future.  We would also have to pay any amount awarded by a court in excess of our policy limits.  In addition, any recall of our products, whether initiated by us or by a regulatory agency, may result in adverse publicity for us that could have a material adverse effect on our business, financial condition and results of operations.  Our product liability insurance policies have various exclusions, and we may be subject to a product liability claim or recall for which we have no insurance coverage, in which case we may have to pay the entire amount of the award or costs of the recall.  Finally, product liability insurance is expensive and may not be available in the future on acceptable terms, or at all.

Possible denial of third-party reimbursement could have a material adverse effect on our future business, results of operations and financial condition.

          In the United States, our products are purchased by hospitals that are reimbursed for the devices provided to their patients by third-party payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care programs.  These third-party payors may deny reimbursement if they determine that a device used in a procedure was not used in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved indication.  Also, third-party payors are increasingly challenging the prices charged for medical products and services.  In addition, we believe the increasing emphasis on managed care in the United States may put pressure on the prices and usage of our products, which may adversely affect product sales.  In international markets, reimbursement and healthcare payment systems vary significantly by country and many countries have instituted price ceilings on specific product lines.  We cannot assure you that our products will be considered cost-effective by third-party payors, that reimbursement will be available or, if available, that the third-party payors’ reimbursement policies will not adversely affect our ability to sell our products profitably.

We are dependent on our suppliers and the loss of any of them could adversely affect our business.

          We do not manufacture the components for our spinal implants or instruments or minimally invasive surgery products; rather, we are dependent upon several suppliers for the manufacturing of such components.  Also, the specialized filter material contained in our UltraConcentrator was sole-sourced from a vendor that no longer supplies the material.  Although we have not identified any alternate vendors of the filter material, we have a several year supply of the material in inventory and we believe there are suppliers that could supply alternate materials which may have equivalent function.  In the event that a re-engineering of the product were necessary due to a conversion to an alternate material, delays in product availability could occur and significant costs could be incurred, either of which could have a material adverse effect on our operations.

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

          In 2002, approximately 18% of our sales were generated outside the United States.  We expect that such sales will continue to account for a significant portion of our revenue in the future.  Our international sales subject us to other inherent risks, including the following:

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

Item 2.   Properties

          We lease two facilities in Irvine, California totaling 64,530 square feet that comprise our headquarters.  The annual average lease expense over the five year term of the lease, which expires January 31, 2008, is $771,000.  The lease provides a right to extend the term for an additional five years at the fair market lease rate of the facility on the extension date, but not less than the rate we paid during the month immediately preceding the commencement of the extension period.  We also lease an additional facility in Irvine, California with a total square footage of 4,274 which provides for additional warehousing, manufacturing, laboratory, office and prototype machine shop space.  We lease a 2,700 square foot warehouse facility in Santa Ana, California.  We lease a sales office with approximately 200 square feet located in Miami, Florida.  We lease in Leesburg, Virginia a 4,200 square foot facility which is currently vacant.  This lease will terminate on February 8, 2004.  We believe our current facilities will be adequate to serve our operational needs through 2003.

Item 3.   Legal Proceedings

          On September 5, 2000, Interpore’s wholly-owned subsidiary, Cross Medical Products, Inc. (“Cross”), filed suit in the U.S. District Court, Central District of California, against DePuy AcroMed, Inc., a Johnson & Johnson company and Biedermann Motech GmbH, which suit alleged that DePuy AcroMed had infringed and continued to infringe Cross’ U.S. Patent Nos. 5,466,237 and 5,474,555.  These patents relate to screw technology embodied in certain components of the SYNERGY Spinal System.  The complaint sought damages for willful past and continuing infringement of the patents.  The Complaint also sought a declaratory judgment against DePuy AcroMed and Biedermann Motech that Cross was not infringing Biedermann Motech’s Patent No. 5,207,678.  DePuy AcroMed responded to the Complaint alleging that Cross’ patents are invalid and unenforceable, and alleging that it did not infringe.

          On January 24, 2003, the parties settled this case.  In connection with the confidential settlement agreement entered into between the parties, DePuy AcroMed paid Cross $15 million and agreed to pay a royalty on future sales of certain products.  As required by the settlement agreement, the parties filed a request to dismiss the lawsuit, which request was granted on February 7, 2003.

          On December 20, 2002, in response to allegations by Biomet, Inc. of misappropriation of certain trade secrets by Interpore’s wholly-owned subsidiary Interpore Cross International, Inc. (“Interpore Cross”) and its employee, Jens Peter Timm (a former employee of Biomet), Interpore, Interpore Cross, Cross and Mr. Timm filed a complaint for declaratory relief in the United States District Court for the Central District of California.  The complaint sought a declaration as to Interpore Cross’s rights in its GEO STRUCTURE device and all related products and technology.  On February 14, 2003, the Court dismissed the complaint without prejudice based on its findings that the declaratory relief action was unnecessary because there was no threat of imminent or inevitable litigation at the time the complaint was filed.

          On January 16, 2003, Biomet filed an action in the United States District Court for the Northern District of Indiana, South Bend Division, against Interpore, Interpore Cross, Cross and Mr. Timm.  The complaint asserted claims alleging causes of action for declaration of patent ownership, constructive trust, patent infringement, misappropriation of trade secrets and unjust enrichment.  Biomet seeks an equitable ownership interest in Interpore Cross’s U.S. Patent Number 6,206,924 (the “‘924 patent”), a constructive trust over the proceeds of any products relating to the ‘924 patent, including the GEO STRUCTURE device, an injunction against infringement of the ‘924 patent, damages (including treble damages for willful conduct) and attorneys’ fees.  Biomet is claiming damages (before trebling) in excess of one million dollars.

          In response to Biomet’s complaint Interpore filed three separate motions on March 10, 2003:  a motion to dismiss for lack of personal jurisdiction on behalf of Interpore and Cross; a motion to transfer venue to California; and a motion to strike the request for monetary damages for patent infringement and a motion for a more definite statement as to the allegedly misappropriated trade secrets.  As of March 20, 2003, no date has been set for the hearing.

        Interpore is unable at this time to predict the outcome of the litigation with Biomet. As of this date, Interpore does not believe that this litigation could reasonably be expected to have a material adverse effect on its business or financial condition. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in Interpore’s assumptions or the effectiveness of Interpore’s strategies related to these proceedings.

          Aside from the patent litigation, the nature of Interpore’s business subjects it to product liability and various other legal proceedings from time to time.  Interpore is currently involved in legal proceedings incidental to the normal conduct of its business.  It does not believe that any liabilities relating to the legal proceedings to which it is a party are likely to be, individually or in the aggregate, material to its consolidated financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

PART II

Item 5.   Market for Registrant’s Common Stock and Related Stockholder Matters

          Our common stock trades on The Nasdaq Stock Market under the symbol “BONZ”.  The following table sets forth, for the periods indicated, the intra-day high and low sales prices for our common stock on The Nasdaq Stock Market:

	High	Low

Year Ended December 31, 2001
First Quarter	$5.38	$3.38
Second Quarter	$5.55	$3.52
Third Quarter	$7.85	$4.89
Fourth Quarter	$9.57	$6.07
Year Ended December 31, 2002
First Quarter	$12.95	$8.15
Second Quarter	$11.50	$7.23
Third Quarter	$9.54	$4.95
Fourth Quarter	$7.95	$4.68

          On March 17, 2003, the closing sale price for our common stock as reported on The Nasdaq Stock Market was $7.37.  The number of record holders of our common stock as of March 17, 2003 was 459.

          We currently do not pay any dividends on our common stock and our Board of Directors has no present intention to pay cash dividends.  The Board of Directors intends to use any earnings for the development and expansion of our business.

Item 6.   Selected Financial Data

          The table below presents the selected consolidated financial data of Interpore International, Inc.  This information has been prepared using the consolidated financial statements of Interpore International, Inc. as of and for the years ended December 31, 1998, 1999, 2000, 2001 and 2002.

	Year ended December 31,

	1998	1999	2000	2001	2002

	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$30,209	$38,856	$44,319	$51,296	$58,923
Cost of goods sold	8,552	11,645	13,460	14,355	16,444

Gross profit	21,657	27,211	30,859	36,941	42,479
Total operating expenses	24,528	22,521	25,256	31,026	39,193

Income (loss) from operations	(2,871)	4,690	5,603	5,915	3,286
Total interest and other income, net	506	515	991	1,010	668

Income (loss) before taxes	(2,365)	5,205	6,594	6,925	3,954
Income tax provision (benefit)	59	407	2,461	2,667	(190)

Income (loss) from continuing operations	$(2,424)	$4,798	$4,133	$4,258	$4,144

Income (loss) from continuing operations per share:
Basic	$(.17)	$.36	$.29	$.27	$.24
Diluted	$(.17)	$.35	$.27	$.27	$.23
Shares used in computing income (loss) from continuing operations per share:
Basic	13,904	13,506	14,043	15,544	17,238
Diluted	13,904	13,876	15,140	15,985	17,920

	As of December 31,

	1998	1999	2000	2001	2002

Balance Sheet Data:
Total cash, cash equivalents and short-term investments	$7,908	$9,774	$14,610	$6,538	$1,810
Total assets	34,147	40,793	45,233	64,562	77,242
Short-term obligations	15	15	10	—	—
Long-term obligations	3,181	3,165	—	—	5,818
Total stockholders’ equity	26,951	33,237	41,858	58,930	65,216

Item 7.   Management’s Discussion and Analysis of Results of Operations and Financial Condition

          You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and related notes to those statements appearing elsewhere in this annual report.  This discussion contains forward-looking statements that involve risks and uncertainties, including those discussed above under the subheading “Certain Business Considerations.”

Financial Overview

          Our revenues are generated from the sale of medical devices in three principal categories—spinal implant products, orthobiologic products and minimally invasive surgery (M.I.S.) products.  Our spinal implant products consist of titanium or stainless steel hooks, rods, plates, spacers and screws and related instruments required for the surgeon to assemble a construct which restores the natural anatomy of the spine, keeping it immobilized while a bone graft eventually fuses the vertebrae.  Our orthobiologic products consist of bone graft substitute materials and products used to derive Autologous Growth Factors (AGF).  AGF fibrinogen-rich extract is used to provide faster, more complete bone growth and enhance the performance of our bone graft products.  Our M.I.S. products consist of instruments and devices used to deliver biocompatible materials into bony structures in a minimally invasive procedure.

          All of our operations are located in the United States; however, we sell our products to customers both within and outside the United States.  Within the United States, we distribute our products through independent agencies and direct sales representatives.  The independent agencies and our direct sales representatives provide a delivery and consultative service to our surgeon and hospital customers and receive commissions based on sales in their territories.  The commissions are reflected in our income statement within selling and marketing expense.

          For our spinal implant products and M.I.S. products, we invoice hospitals directly following a surgical procedure in which our products are used.  These products are made available to hospitals from consignment inventories maintained by our independent agencies, or from loaner implant sets that we ship from our facility.  For our orthobiologic products, we generally ship directly to hospitals from our facility, and we invoice hospitals upon shipment.

          Outside the United States, we sell our products directly to distributors who maintain an inventory of our products.  We record revenue at the time of shipment to the distributor at prices reflecting a discount from our U.S. list prices.  The distributors service the surgeons and hospitals, deliver products and invoice hospitals directly at prices determined by the distributors.

          Because our revenues from U.S. hospitals are primarily at list price, and our revenues from international distributors are at a discount to U.S. list prices, our overall gross margin is subject to fluctuation based on our domestic versus international sales mix, with domestic gross margins being somewhat higher than international gross margins.  Additionally, the mix between spinal implant products sales and orthobiologic products sales also affects our gross margins, with higher margins in orthobiologics.

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

          We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

•

Revenue from sales of product where the customer immediately accepts title is recorded at the time of shipment.  Revenue from sales of consigned inventory is recorded upon receipt of written acknowledgement from independent agencies, direct sales representatives or customers that the product has been used in a surgical procedure.  Provision is made currently for estimated product returns based on historical experience and other known factors.

•

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

•

We provide an inventory reserve for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs would be required.

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

Results of Operations

          The following table presents our results of operations as percentages:

	Percentage of Net Sales Year ended December 31,			Percentage Change

	2000	2001	2002	2001 vs. 2000	2002 vs. 2001

Net sales	100.0%	100.0%	100.0%	15.7%	14.9%
Cost of goods sold	30.4	28.0	27.9	6.7	14.6

Gross profit	69.6	72.0	72.1	19.7	15.0

Operating expenses:
Research and development	12.0	13.2	13.3	27.2	16.3
Selling and marketing	35.7	36.3	40.8	17.8	28.7
General and administrative	9.3	11.0	12.4	36.5	30.3

Total operating expenses	57.0	60.5	66.5	22.9	26.3

Income from operations	12.6%	11.5%	5.6%	5.6%	(44.4%)

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

          For the year ended December 31, 2002, sales of $58.9 million were $7.6 million, or 14.9%, higher than sales of $51.3 million for the year ended December 31, 2001.  The following table presents sales by category (in thousands):

	Year ended December 31,		Change

	2001	2002	Amount	Percent

Spinal implant product sales	$29,490	$36,790	$7,300	24.8%
Orthobiologic product sales	20,151	18,103	(2,048)	(10.2%)
Minimally invasive surgery product sales	1,655	4,030	2,375	143.5%

Total sales	$51,296	$58,923	$7,627	14.9%

          Sales of spinal implant products increased in the year ended December 31, 2002 by $7.3 million, or 24.8%, to $36.8 million, compared to $29.5 million for the year ended December 31, 2001.  The increase is attributable to increased sales of the SYNERGY Spinal System, increased sales of our C-TEK Anterior Cervical Plate System and sales of our recently released GEO STRUCTURE Device.

          Sales of orthobiologic products decreased by $2.0 million, or 10.2%, to $18.1 million for the year ended December 31, 2002, compared to $20.1 million for the year ended December 31, 2001.  Sales of our synthetic bone graft products decreased by 13.1% from sales in 2001.  We believe that the decline in sales of our orthobiologic products has resulted primarily from the focus of our independent agencies on the spinal implant market.  To combat the decline in sales of our orthobiologic products, we recently introduced an allograft putty product, and we plan to introduce ACCESS, our improved AGF processing system, in the first half of 2003.  Additionally, we are expanding a direct sales force specifically responsible for sales of our orthobiologic products.  We anticipate that these efforts may begin to reverse the decline in sales of our orthobiologic products; however, we cannot assure you that we will be able to successfully introduce ACCESS or that ACCESS will begin to contribute to our sales or that our efforts to reverse the sales trend will be successful.

          Sales of M.I.S. products increased by $2.4 million to $4.0 million for the year ended December 31, 2002, compared to $1.7 million for the year ended December 31, 2001.  This product line was acquired in July 2001, and accordingly, the 2001 period only included sales since the acquisition.

          Domestic sales for all product categories increased $8.5 million, or 21.4%, to $48.4 million for the year ended December 31, 2002, compared to $39.9 million for the year ended December 31, 2001.  International sales for the year ended December 31, 2002 decreased 7.9%, or $904,000, to $10.5 million from $11.4 million for the year ended December 31, 2001.

          Beginning in the second quarter of 2003, our revenues will reflect any royalties received from DePuy Acromed in connection with our patent dispute settlement.  See “Liquidity and Capital Resources.”

          For the year ended December 31, 2002, the gross margin as a percentage of sales was 72.1%, compared to 72.0% for the year ended December 31, 2001.

          Total operating expenses for the year ended December 31, 2002 increased by $8.2 million, or 26.3%, to $39.2 million, compared to $31.0 million during the same period of 2001.  As a percentage of net sales, total operating expenses increased from 60.5% in the year ended December 31, 2001 to 66.5% in the year ended December 31, 2002 because the rate of operating expense growth exceeded the sales growth rate.  The greatest operating expense growth occurred in the selling and marketing and general and administrative expense categories.  The selling and marketing expense increase of 28.7% over 2001 reflects our investment in additional sales personnel for our M.I.S. products.  Additionally, 2002 included a full year of M.I.S. selling expenses compared to less than a half year of similar expense in 2001.  General and administrative expenses increased in 2002 by $1.7 million, or 30.3%, primarily as the result of legal expenses associated with the DePuy AcroMed litigation and increased products liability insurance premiums on higher sales. Also, research and development expenses in 2002 increased by 16.3%, or $1.1 million, due primarily to efforts related to the development of potential new products and a full year of expenses related to our M.I.S. business.  We expect our operating expenses to continue to increase in 2003, partially in the sales and marketing expense category, with the expansion of our direct sales forces for orthobiologic and M.I.S. products.

          Total interest and other income decreased $342,000, or 33.9%, to $668,000 for the year ended December 31, 2002, compared to $1.0 million for year ended December 31, 2001.  The decrease in interest income resulted from lower average cash and cash equivalents balances in 2002.

          Because of the significant tax benefit in 2002 resulting from tax savings projects undertaken during 2002, we recorded a benefit of $190,000 for the year ended December 31, 2002.  The effective tax rate for the year ended December 31, 2001 was 38.5%.  We anticipate that the effective tax rate for the year 2003 will be approximately 40%, absent any further tax savings projects.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

          For the year ended December 31, 2001, sales of $51.3 million were $7.0 million, or 15.7%, higher than sales of $44.3 million for the previous year.  The following table presents sales by category (in thousands):

	Year ended December 31,		Change

	2000	2001	Amount	Percent

Spinal implant product sales	$23,702	$29,490	$5,788	24.4%
Orthobiologic product sales	20,617	20,151	(466)	(2.3%)
Minimally invasive surgery product sales	—	1,655	1,655	—

Total sales	$44,319	$51,296	$6,977	15.7%

          Sales of spinal implant products increased in the year ended December 31, 2001 by $5.8 million, or 24.4%, to $29.5 million, compared to $23.7 million for the year ended December 31, 2000.  The increase is attributable to increased sales of the SYNERGY Spinal System, and sales of our C-TEK Anterior Cervical Plate System which was introduced in the first quarter of 2001.

          Sales of orthobiologic products decreased by $466,000, or 2.3%, to $20.1 million for the year ended December 31, 2001, compared to $20.6 million for the year ended December 31, 2000.  Sales of our bone graft substitute products decreased by 3.7% versus 2000.  We believe that the decreased sales of bone graft substitute products have resulted from the intentional focus of our distribution resources on the spinal surgery market.  Sales of our AGF-related products remained relatively unchanged compared to the year ended December 31, 2000.

          Sales of M.I.S. products were $1.7 million for the year ended December 31, 2001.  This product line was acquired in July 2001, as part of the AOM acquisition and accordingly, no sales were recorded during 2000.

          Domestic sales for all product categories increased 12.4%, or $4.4 million, to $39.9 million for the year ended December 31, 2001, compared to $35.5 million for the same period of 2000.  International sales of $11.4 million for the year ended December 31, 2001 were higher by 29.2% or $2.6 million compared to $8.8 million for the same period of 2000.

          For the year ended December 31, 2001, the gross margin as a percentage of sales was 72.0%, compared to 69.6% for the year ended December 31, 2000.  This improvement primarily resulted from operating efficiencies resulting from increased production volumes and higher average unit selling prices for our domestic spinal implant products.

          Total operating expenses for the year ended December 31, 2001 increased by $5.8 million, or 22.9%, to $31.0 million, compared to $25.3 million during the same period of 2000.  Research and development expenses in 2001 increased by 27.2%, or $1.4 million, due primarily to efforts related to the development of potential new products and expenses related to our M.I.S. business.  Selling and marketing expenses in 2001 increased $2.8 million, or 17.8%, compared to 2000, primarily due to commissions on increased sales and expenses related to our M.I.S. business.  General and administrative expenses increased by $1.8 million, or 46.0%, in 2001, primarily as the result of legal expenses associated with the DePuy AcroMed litigation and expenses related to our M.I.S. business.

          Total interest and other income was approximately $1.0 million in both 2001 and 2000.  Lower interest income resulted from comparatively lower interest rates and the decrease in cash and cash equivalents associated with the approximately $8 million of cash used in connection with the acquisition of the M.I.S. business in July 2001.  The decrease in interest income was offset by decreased interest expense resulting from the elimination of long-term debt in 2000 and higher royalty income.

          The effective tax rates for 2000 and 2001 were 37.3% and 38.5%, respectively.

Liquidity and Capital Resources

          In 2002, we invested significantly in the development of new spinal implant products and orthobiologic products, some of which were launched in 2002, and others which are scheduled for market launch in 2003.  In addition to product development costs, we built substantial inventories to support the launch and future sales of these products.  This is especially significant in our spinal implant business, where we must build complete sets of implants in many designs and sizes together with the instruments required for their surgical implantation.  Enough complete sets must be manufactured to support consignment inventory needs for our domestic sales agencies and for some U.S. hospitals as well as for loaner sets maintained at our facilities.  As a result, our inventories grew by $15.5 million in 2002.  This was the primary reason for our $9.5 million net cash used in operations for the year ended December 31, 2002.

          At December 31, 2002, cash and cash equivalents were $1.8 million, down $4.7 million from $6.5 million at December 31, 2001.  We have a $10.0 million secured revolving bank line of credit which expires in June 2005.  At December 31, 2002, we had borrowed approximately $5.8 million under this facility to fund our working capital needs.

          On January 27, 2003, we received a $15 million payment from DePuy AcroMed in settlement of patent litigation, some of which was used to pay off the outstanding balance on our line of credit.  Additionally, the settlement agreement provides that DePuy AcroMed will pay us a royalty on all licensed spinal implants sold in the U.S. after January 27, 2003.

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

          At December 31, 2002, we had no material commitments for capital expenditures.

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

Item 8.   Financial Statements and Supplementary Data

          The Financial Statements and Supplementary Data of Interpore International, Inc. are listed and included under Item 16 of this report.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

          There is hereby incorporated herein by reference the information appearing under the caption Election of Directors in the Proxy Statement for the Interpore International 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2003.

Item 11.  Executive Compensation

          There is hereby incorporated herein by reference the information appearing under the caption Executive Compensation in the Proxy Statement for the Interpore International 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2003.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          There is hereby incorporated herein by reference the information appearing under the caption Security Ownership of Certain Beneficial Owners and Management in the Proxy Statement for the Interpore International  2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2003.

Item 13.  Certain Relationships and Related Transactions

          There is hereby incorporated by reference the information appearing under the caption Certain Relationships and Related Transactions in the Proxy Statement for the Interpore International 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2003.

Item 14.  Controls and Procedures

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

Item 15.  Principal Accountant Fees and Services

          There is hereby incorporated by reference the information appearing under the caption Independent Auditor Fee Information in the Proxy Statement for the Interpore International 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2003.

PART IV

Item 16.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1)	The following financial statements are referenced in Part II Item 8 and submitted herewith:

Page Number

Report of Independent Auditors	F-2

Consolidated Balance Sheets at December 31, 2001 and 2002	F-3

Consolidated Statements of Income for the Years Ended December 31, 2000, 2001 and 2002	F-4

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2000, 2001 and 2002	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 2001 and 2002	F-6

Notes to Consolidated Financial Statements	F-7

(2)	The following financial statement schedule for the years ended December 31, 2000, 2001 and 2002 is submitted herewith:

Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

(3)	The list of exhibits contained in the Index to Exhibits is submitted herewith.

(b)	Reports on Form 8-K

None.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERPORE INTERNATIONAL, INC.

	By:	/s/ DAVID C. MERCER

David C. Mercer Chairman and Chief Executive Officer

Date: March 26, 2003

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ DAVID C. MERCER	Chairman of the Board, Chief Executive	March 26, 2003
Officer and Director (Principal Executive Officer)
David C. Mercer

/s/ JOSEPH A. MUSSEY	President, Chief Operating Officer and	March 26, 2003
Director
Joseph A. Mussey

/s/ RICHARD L. HARRISON	Sr. Vice President—Finance, Chief	March 26, 2003
Financial Officer and Secretary
Richard L. Harrison	(Principal Financial and Accounting Officer)

/s/ DAVID W. CHONETTE	Director	March 26, 2003

David W. Chonette

/s/ WILLIAM A. EISENECHER	Director	March 26, 2003

William A. Eisenecher

/s/ DANIEL A. FUNK, M.D.	Director	March 26, 2003

Daniel A. Funk, M.D.

/s/ LEWIS PARKER.	Director	March 26, 2003

Lewis Parker

/s/ ROBERT J. WILLIAMS	Director	March 26, 2003

Robert J. Williams

INTERPORE INTERNATIONAL, INC.

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification

I, David C. Mercer, certify that:

1.	I have reviewed this annual report on Form 10-K of Interpore International, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003		/s/ DAVID C. MERCER

David C. Mercer Chief Executive Officer

INTERPORE INTERNATIONAL INC.

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification

I, Richard L. Harrison, certify that:

1.	I have reviewed this annual report on Form 10-K of Interpore International, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	/s/ RICHARD L. HARRISON

Richard L. Harrison
Chief Financial Officer

INTERPORE INTERNATIONAL, INC.

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Interpore International, Inc.

          We have audited the accompanying consolidated balance sheets of Interpore International, Inc. as of December 31, 2001 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002.  Our audits also included the financial statement schedule listed in the Index at Item 16(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interpore International, Inc. at December 31, 2001 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

Orange County, California
February 7, 2003,
except for Note 8, as to which the date is
March 20, 2003

INTERPORE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,

	2001	2002

Assets
Current assets:
Cash and cash equivalents	$6,538	$1,810
Accounts receivable, less allowance for doubtful accounts of $688 and $797 in 2001 and 2002, respectively	13,051	12,632
Inventories	16,479	31,995
Prepaid expenses	763	1,484
Deferred income taxes	1,964	2,154

Total current assets	38,795	50,075
Property, plant and equipment, net	2,354	3,410
Deferred income taxes	1,022	799
Goodwill	20,017	20,201
Other intangible assets, net	2,113	2,548
Other assets	261	209

Total assets	$64,562	$77,242

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,981	$2,932
Accrued compensation and related expenses	1,969	1,803
Accrued royalties	474	530
Income taxes payable	664	—
Other accrued liabilities	544	943

Total current liabilities	5,632	6,208

Long-term debt	—	5,818
Commitments and contingencies
Stockholders’ equity:
Series E convertible preferred stock, voting, par value $.01 per share:
Authorized shares - 594,000; issued and outstanding shares - none	—	—
Preferred stock, par value $.01 per share: Authorized shares - 4,406,000; issued and outstanding shares - none	—	—
Common stock, par value $.01 per share: Authorized shares - 50,000,000; issued and outstanding shares – 17,543,605 at December 31, 2001 and 17,932,464 at December 31, 2002	175	179
Additional paid-in-capital	62,717	64,855
Retained earnings (accumulated deficit)	(853)	3,291

	62,039	68,325
Less treasury stock, at cost - 605,000 shares at December 31, 2001 and December 31, 2002.	(3,109)	(3,109)

Total stockholders’ equity	58,930	65,216

Total liabilities and stockholders’ equity	$64,562	$77,242

See accompanying notes.

INTERPORE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year ended December 31,

	2000	2001	2002

Net sales	$44,319	$51,296	$58,923
Cost of goods sold	13,460	14,355	16,444

Gross profit	30,859	36,941	42,479

Operating expenses:
Research and development	5,302	6,745	7,845
Selling and marketing	15,834	18,657	24,020
General and administrative	4,120	5,624	7,328

Total operating expenses	25,256	31,026	39,193

Income from operations	5,603	5,915	3,286

Interest income	702	479	40
Interest expense	(155)	(15)	(49)
Other income	444	546	677

Total interest and other income, net	991	1,010	668

Income before taxes	6,594	6,925	3,954
Income tax provision (benefit)	2,461	2,667	(190)

Net income	$4,133	$4,258	$4,144

Net income per share:
Basic	$.29	$.27	$.24
Diluted	$.27	$.27	$.23
Weighted average shares:
Basic	14,043	15,544	17,238
Diluted	15,140	15,985	17,920

See accompanying notes.

INTERPORE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Series E Convertible Preferred Stock
						Accumulated Other Comprehensive Loss
			Common Stock		Additional Paid-In Capital				Total Stockholders’ Equity
							Accumulated Deficit	Treasury Stock
	Shares	Amount	Shares	Amount

Balance at December 31, 1999	26	$—	14,272	$143	$45,451	$(4)	$(9,244)	$(3,109)	$33,237
Unrealized gain on short-term investments (including tax benefit of $2)	—	—	—	—	—	4	—	—	4
Net income	—	—	—	—	—	—	4,133	—	4,133

Comprehensive income	—	—	—	—	—	4	4,133	—	4,137
Exercise of stock options	—	—	242	2	1,543	—	—	—	1,545
Conversion of preferred stock into common stock	(26)	—	26	—	—	—	—	—	—
Issuances under employee stock purchase plan	—	—	16	—	75	—	—	—	75
Debentures converted into common stock	—	—	470	5	2,859	—	—	—	2,864

Balance at December 31, 2000	—	—	15,026	150	49,928	—	(5,111)	(3,109)	41,858
Net income and comprehensive income	—	—	—	—	—	—	4,258	—	4,258
Exercise of stock options	—	—	87	1	266	—	—	—	267
Compensation from stock option grants	—	—	—	—	161	—	—	—	161
Issuances under employee stock purchase plan	—	—	31	—	98	—	—	—	98
Shares issued in purchase of American OsteoMedix Corporation	—	—	2,400	24	12,264	—	—	—	12,288

Balance at December 31, 2001	—	—	17,544	175	62,717	—	(853)	(3,109)	58,930
Net income and comprehensive income	—	—	—	—	—	—	4,144	—	4,144
Exercise of stock options	—	—	366	4	1,829	—	—	—	1,833
Compensation from stock option grants	—	—	—	—	182	—	—	—	182
Issuances under employee stock purchase plan	—	—	22	—	127	—	—	—	127

Balance at December 31, 2002	—	$—	17,932	$179	$64,855	$—	$3,291	$(3,109)	$65,216

See accompanying notes.

INTERPORE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,

	2000	2001	2002

Cash flows from operating activities:
Net income	$4,133	$4,258	$4,144
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	736	852	1,153
Amortization	249	225	291
Stock-based compensation expense	—	161	182
Changes in operating assets and liabilities:
Accounts receivable	(649)	(3,085)	419
Inventories	585	(3,481)	(15,516)
Prepaid expenses	(96)	352	(721)
Other assets	55	(88)	52
Deferred income taxes	397	700	33
Accounts payable and accrued liabilities	(1,011)	1,754	481

Net cash provided by (used in) operating activities	4,399	1,648	(9,482)

Cash flows from investing activities:
Net cash paid for American OsteoMedix Corporation	—	(8,286)	(89)
Capital expenditures	(896)	(1,594)	(2,209)
Expenditures for patent rights	(80)	(195)	(726)
Purchase of AGF technology	(38)	—	—
Sales of short-term investments	3,463	—	—

Net cash provided by (used in) investing activities	2,449	(10,075)	(3,024)

Cash flows from financing activities:
Proceeds from (repayment of) long-term debt and capitalized lease obligations	(173)	(10)	5,818
Proceeds from exercise of stock options	1,545	267	1,833
Proceeds from employee stock purchase plan	75	98	127

Net cash provided by financing activities	1,447	355	7,778

Net increase (decrease) in cash and cash equivalents	8,295	(8,072)	(4,728)
Cash and cash equivalents at beginning of year	6,315	14,610	6,538

Cash and cash equivalents at end of year	$14,610	$6,538	$1,810

See accompanying notes.

INTERPORE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

1.  Summary of Significant Accounting Policies

Organization and Description of Business

          Interpore International, Inc. (“Interpore”) operates in one business segment: the design, manufacture and marketing of medical devices for the orthopedic marketplace.  Interpore’s products are distributed in the United States and internationally.

Basis of Presentation

          The accompanying consolidated financial statements include the accounts of Interpore and its subsidiaries after elimination of all significant intercompany transactions.  Certain amounts in the consolidated financial statements have been reclassified to conform to the 2002 presentation.

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

Per Share Information

          Basic earnings per share (EPS) is calculated by dividing net earnings by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the assumed conversion of all dilutive securities, consisting of employee stock options, convertible securities and warrants.  The following table presents the computation of net income per share (in thousands, except per share data):

	Year ended December 31,

	2000	2001	2002

Net income	$4,133	$4,258	$4,144

Shares used in computing net income per share—basic Weighted average common shares outstanding	14,043	15,544	17,238
Effect of dilutive securities:
Weighted average convertible preferred stock (1)	6	—	—
Common share equivalents outstanding	1,091	441	682

Shares used in computing net income per share—diluted	15,140	15,985	17,920

Basic earnings per share	$.29	$.27	$.24
Diluted earnings per share	$.27	$.27	$.23
Stock options excluded from the diluted earnings per share calculation because their assumed conversion would have been anti-dilutive	126	1,021	521

(1)	On March 1, 2000, all of the outstanding Series E Preferred Stock converted into common stock.

INTERPORE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of Business and Credit Risk

          Interpore operates in worldwide markets which are subject to rapid technological advancement and significant government regulation.  The introduction of technologically advanced products by competitors and increased regulatory or trade barriers could have a material impact on the future operations of Interpore.

          In the normal course of business, Interpore provides unsecured credit to its customers.  At December 31, 2002, 66% of Interpore’s accounts receivable are from domestic customers and 34% are from foreign customers.  Interpore performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management’s expectations.  Sales to domestic customers were 80%, 78% and 82% of total sales in 2000, 2001 and 2002, respectively, and sales to foreign customers were 20%, 22% and 18% of total sales in 2000, 2001 and 2002, respectively.  All sales to foreign customers for the periods presented were denominated in United States dollars.

          In the U.S., there are no significant customer concentrations, as Interpore invoices hospitals directly for product used or shipped and no one hospital is significant.  However, in the international markets, Interpore has three significant distributors that on a combined basis accounted for approximately 50.8% of its 2002 international sales and 9.1% of its 2002 worldwide sales.

Stock Option Plans

          Interpore accounts for stock compensation to employees using the intrinsic value method provided for by Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees and related interpretations.   Interpore applies APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options.

          Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if Interpore had accounted for employee stock options under the fair value method of SFAS 123.  The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: a risk-free interest rate of 6% in 2000, 5% in 2001 and 3% in 2002, a volatility factor of the expected market price of Interpore common stock of .67 in 2000 and .69 in 2001 and .73 in 2002, a weighted-average expected life of the options of six years, and no dividend yield.

          The following table illustrates the effect on net income per share, had compensation expense for the employee stock-based plans been recorded based on the fair value method under SFAS 123 (in thousands, except per share data):

	Year Ended December 31,

	2000	2001	2002

Net income, as reported	$4,133	$4,258	$4,144
Deduct: total stock based employee compensation expense determined under fair value based method, net of related tax effects	1,079	1,108	1,567

Net income, as adjusted	$3,054	$3,150	$2,577

Basic net income per share:
As reported	$.29	$.27	$.24
As adjusted	$.22	$.20	$.15
Diluted net income per share:
As reported	$.27	$.27	$.23
As adjusted	$.20	$.20	$.14

INTERPORE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising

          Interpore expenses as incurred the costs of advertising which totaled $198,000, $479,000 and $163,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

Research and Development

          Expenditures for research and development are expensed as incurred.

Cash and Cash Equivalents

          Interpore invests excess cash in United States Treasury securities and high grade marketable securities.  Highly liquid investments with a maturity of three months or less at the date of purchase are classified as cash equivalents.

Inventories

          Inventories are stated at the lower of first-in, first-out average cost or market.  Inventories are comprised of the following (in thousands):

	December 31,

	2001	2002

Raw material	$1,503	$4,655
Work-in-process	742	874
Finished goods	14,234	26,466

	$16,479	$31,995

Shipping Costs

          Shipping costs are included in cost of sales.

Long-Lived Assets

          In August 2001, the Financial Accounting Standards Board issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and other related accounting guidance.  Interpore adopted the statement on January 1, 2002 and believes no impairment of the carrying value of its long-lived assets existed upon adoption or at December 31, 2002.

Property, Plant and Equipment

          Property, plant and equipment are stated at cost and are comprised of the following (in thousands):

	December 31,

	2001	2002

Machinery and equipment	$5,658	$7,628
Furniture and fixtures	960	1,042
Leasehold improvements	664	821

Property, plant and equipment, at cost	7,282	9,491
Less accumulated depreciation and amortization	(4,928)	(6,081)

Property, plant and equipment, net	$2,354	$3,410

INTERPORE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          Depreciation is provided using the straight-line method over the following estimated useful lives:

Machinery and equipment	3 to 5 years
Furniture and fixtures	5 years
Leasehold improvements	Lesser of estimated useful life or term of lease

Goodwill

          In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets.  SFAS 141 addresses financial accounting and reporting for business combinations and requires all business combinations to be accounted for using the purchase method.  SFAS  142 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.  Goodwill and other intangible assets with indefinite lives are no longer amortized, but instead subject to impairment tests at least annually.  The impairment test is comprised of two parts.  The first step compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the carrying amount exceeds the fair value of a reporting unit, the second step of the goodwill impairment test must be performed.  The second step compares the implied fair value of the reporting unit’s goodwill with the respective carrying amount in order to determine the amount of impairment loss, if any.  In July 2001, upon the acquisition of American OsteoMedix Corporation (“AOM”), Interpore early adopted SFAS  141 and SFAS 142.  In connection with the acquisition, approximately $20 million of the purchase price was allocated to goodwill.  Prior to July 2001, Interpore had no goodwill or other intangible assets with indefinite lives.  In accordance with SFAS 142. Interpore performed the first part of the two-step goodwill impairment test.  For Interpore’s subsidiary, AOM, for which goodwill was recorded, Interpore determined that the fair value exceeded the carrying amount as of January 1, 2002.  As a result, the second step of the impairment test was not required.  Interpore performed the annual impairment test during the quarter ended September 30, 2002 and determined that there was no impairment of goodwill.  Interpore intends to perform its annual impairment test of goodwill during the respective third quarter of subsequent years.

Other Intangible Assets

          Other intangible assets include patents and license rights.  The patents and license rights are amortized on a straight-line basis over their estimated useful lives.  Amortization begins at the time the patents are issued.  Management periodically evaluates the recoverability of intangible assets based on undiscounted future cash flows.  Amortization expense for the years ended December 31, 2000, 2001 and 2002 was $249,000, $225,000 and $291,000, respectively.  At December 31, 2002, the amortization expense of the remaining balance of other intangible assets of $2,548,000 for each of the years ended December 31, 2003, 2004, 2005, 2006, and 2007 will be $316,000, $291,000, $290,000, $290,000 and $227,000, respectively.  Accumulated amortization of other intangible assets was $671,000 and $962,000 at December 31, 2001 and 2002, respectively.

Consolidated Statements of Cash Flows

          Interpore paid income taxes of $1,968,000, $1,408,000 and $162,000 and interest of $152,000, $15,000 and $49,000 in 2000, 2001 and 2002, respectively.

INTERPORE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recent Accounting Pronouncements

          In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring). The principal difference between SFAS 146 and EITF 94-3 relates to the timing of the recognition of a liability for a cost associated with an exit or disposal activity.  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 is to be recognized at the date of an entity’s commitment to an exit plan.  SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

          In November 2002, the Financial Accounting Standards Board issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligation under certain guarantees that it has issued.  FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee.  The disclosure provisions of FIN 45 are effective for financial statements of periods ending after December 15, 2002.  Interpore has not been an guarantor of indebtedness of others and therefore, the adoption of FIN 45 will not have any effect on the Consolidated Financial Statements.  Warranty costs are not significant.

          In December 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.  SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results.  The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002.  The disclosure provisions of SFAS 148 have been adopted by Interpore.  SFAS 148 did not require Interpore to change to the fair value based method of accounting for stock-based compensation.

INTERPORE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.  Acquisition of American OsteoMedix Corporation

          On July 10, 2001, Interpore completed the acquisition of AOM, a developer, manufacturer and marketer of unique minimally invasive surgery products which facilitate the delivery of materials into bone through small incisions, a procedure referred to as osteoplasty.  The initial transaction value was $21 million, including approximately $8 million in cash, approximately 2.4 million shares of Interpore common stock valued at $12 million and transaction costs of approximately $500,000.  In addition to the initial consideration, the agreement provides for contingent cash consideration of up to $5 million based upon sales of AOM products through 2005.  The transaction has been accounted for using the purchase method of accounting.  Results of operations of AOM are included in Interpore’s consolidated results of operations beginning on July 10, 2001.  Approximately $20 million of the purchase price was allocated to goodwill and future contingent cash consideration will also be allocated to goodwill.  The remaining purchase price was assigned to accounts receivable of $430,000, inventory of $513,000, prepaid expenses of $24,000, property, plant and equipment of $103,000 and current liabilities of $513,000.

3.  Fair Value of Financial Instruments

          Interpore’s financial instruments consist of cash and cash equivalents, accounts receivables, payables and borrowings.  Interpore believes all of the financial instruments’ recorded values approximate current values because of the short maturities of these instruments.

4.  Long-Term Obligations

          Interpore has available a $10 million line of credit facility with its primary bank.  The line is secured by substantially all of the assets of Interpore, bears interest at the bank’s prime rate (4.25% at December 31, 2002) minus .75%.  Interpore may also borrow under the line at a rate of the bank’s LIBOR rate plus 1.75%.  The line matures in June 2005.  The facility contains certain financial covenants with which Interpore was in compliance at December 31, 2002.   Amounts outstanding under the facility at December 31, 2002 were $5.8 million.  On January 27, 2003, Interpore’s subsidiary Cross Medical Products received a $15 million payment from DePuy AcroMed in settlement of patent litigation, some of which was used to pay off the balance outstanding on the line of credit on January 28, 2003.

5.  Stockholders’ Equity

Series E Convertible Preferred Stock

          On March 1, 2000, Interpore common stock closed above $10.00 for the twentieth day out of 30 consecutive trading days and, accordingly, as provided in the Series E Preferred Stock Agreement, all of the outstanding Series E Preferred Stock converted into common stock.

Stock Options

          Interpore has seven stock option plans that provide for the granting of incentive stock options or non-qualified stock options to officers, key employees, directors and consultants.  The 1995 Stock Option Plan (the “1995 Plan”), the Stock Option Plan for Non-Employee Directors (the “Directors Plan”), the 1999 Consultants Stock Option Plan (the “Consultants Plan”) and the 2000 Equity Participation Plan (the “2000 Plan”) are the only plans with stock option awards available for grant.  The other three plans have either expired or have been terminated with respect to future option grants, but have options outstanding and exercisable at December 31, 2002.  Options outstanding under Interpore’s seven stock option plans generally vest over a four- or five-year period, and generally expire either six years or ten years from the date of grant.

INTERPORE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          Interpore also complies with the provisions of the Emerging Issues Task Force (“EITF”) 96-18 with respect to stock option grants to non-employees who are consultants for Interpore. EITF 96-18 requires variable plan accounting with respect to such non-employee stock options, whereby compensation associated with such options is measured on the date such options vest, and incorporates the then-current fair market value of Interpore's common stock into the option valuation model.

          At December 31, 2002, there were 35,738 shares available for grant under the 1995 Plan.  The Directors Plan provides for a maximum of 300,000 shares to be issued pursuant to options granted under the plan.  At December 31, 2002, there were approximately 149,500 shares available for grant under the Directors Plan.  The Consultants Plan provides for a maximum of 300,000 shares to be issued pursuant to options granted under the plan and 250,000 shares were available for grant at December 31, 2002.  The 2000 Plan provides for a maximum of 1.0 million shares to be issued pursuant to options granted under the plan and 396,375 shares were available for grant at December 31, 2002.

          The following is a summary of stock option activity and weighted average exercise price per share for periods indicated:

	Shares	Weighted Average Exercise Price

Outstanding at December 31, 1999	2,402,930	$5.41
Granted	531,000	7.61
Exercised	(256,582)	5.39
Forfeited and expired	(258,155)	6.27

Outstanding at December 31, 2000	2,419,193	5.80
Granted	493,650	4.46
Exercised	(109,960)	3.80
Forfeited and expired	(153,040)	6.39

Outstanding at December 31, 2001	2,649,843	5.60
Granted	456,750	8.24
Exercised	(397,361)	3.31
Forfeited and expired	(83,363)	6.02

Outstanding at December 31, 2002	2,625,869	6.40

Options exercisable at:
December 31, 2000	1,622,693	$5.50
December 31, 2001	1,665,393	5.67
December 31, 2002	1,594,386	6.22
Estimated fair value per share of options granted during the year
2000		$5.02
2001		5.63
2002		5.45

          The weighted average remaining contractual life of stock options outstanding at December 31, 2000, 2001 and 2002 were approximately 5.1, 5.2 and 5.4 years, respectively.

INTERPORE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          Summary information about stock options outstanding at December 31, 2002 follows:

	Outstanding at December 31, 2002			Exercisable at December 31, 2002

Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$3.00 - $4.00	366,200	7.4	$3.91	128,299	$3.86
$4.01 - $5.00	450,425	5.6	4.71	339,050	4.74
$5.01 - $6.00	445,816	3.6	5.45	379,609	5.45
$6.01 - $7.00	194,128	2.5	6.59	158,003	6.58
$7.01 - $8.00	643,000	4.2	7.80	488,000	7.78
$8.01 - $9.00	473,300	7.9	8.44	91,925	8.86
$9.01 - $12.13	53,000	8.2	9.86	9,500	9.77

$3.00 - $12.13	2,625,869	5.4	6.40	1,594,386	6.22

Employee Stock Purchase Plan

          Interpore has a qualified employee stock purchase plan which allows employees to purchase shares of Interpore common stock every six months through payroll deductions.  The purchase price for the shares is 85% of the lesser of the fair market value of such shares on the first or last day of each six-month period.  The plan provides for a maximum of 300,000 shares to be issued pursuant to the plan.  As of December 31, 2002, 159,991 shares of common stock had been issued pursuant to the plan.

Warrants and Non-Plan Stock Options

          In connection with the acquisition of all the assets of Quantic Biomedical, Inc. in 1999, Interpore issued warrants to purchase 200,000 shares of Interpore common stock to Quantic.  The warrants were issued at a weighted average exercise price of $7.875 per share, are currently exercisable, and have a weighted average remaining life of 3.2 years.

          Interpore issued non-qualified stock options outside of its formal stock option plans to two entities as compensation for consulting services.  One such option, for 60,000 shares of Interpore common stock, was issued at an exercise price of $5.24 per share, is currently exercisable as to 20,000 shares, and expires on July 10, 2006.  The other option, for 10,000 shares, was issued at an exercise price of $8.39 per share, is currently exercisable, and expires on November 1, 2004.

Stockholder Rights Plan

          Under Interpore’s Stockholder Rights Plan, every share of Interpore common stock currently issued or to be issued is accompanied by one right, and every common share issued upon conversion of Interpore preferred stock also will be accompanied by one right.  The plan provides for the rights to become exercisable upon the earlier to occur of (i) ten days following the announcement that a person or group of persons has acquired or obtained the right to acquire 15% or more of Interpore common stock, or (ii) ten days following the announcement or commencement of a tender offer which would result in ownership of 15% or more of the common stock.

INTERPORE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          If any person or group of persons acquires 15% or more of Interpore common stock, each right, once exercisable and excluding any rights acquired by the 15% holder, will entitle its holder to purchase that number of additional shares of Interpore common stock having a market value of twice the rights’ exercise price.  If Interpore is involved in a merger or other business combination involving the exchange of Interpore common stock for stock of an acquiring company at any time after the rights become exercisable, each right will entitle its holder to purchase that number of the acquiring company’s common stock having a market value of twice the rights’ exercise price.

          The rights’ current exercise price is $33.00.  The exercise price and the number of shares issuable upon exercise are subject to adjustment from time to time to prevent dilution.  The rights will expire on November 17, 2007, subject to Interpore’s right to extend such date, unless earlier redeemed or exchanged by Interpore or terminated.  Interpore is entitled to redeem the rights at one cent per right at any time before they become exercisable.

6.  Employee Benefit Plan

          Interpore has a 401(k) retirement savings plan available to all employees beginning 30 days after an employee’s date of hire.  Employees may contribute up to 20% of their salary, subject to the maximum contribution allowed by the Internal Revenue Service.  In addition to employee contributions, the plan has an employer matching provision pursuant to which Interpore contributes 50% of the first 4% of salary contributed by the employee.  Employees are 100% vested in their contributions.  Vesting in employer matching contributions is phased in over the first three years of an employee’s service; employees with three years of service or more are 100% vested.  During the years ended December 31, 2000, 2001 and 2002, Interpore contributed approximately $113,000, $141,000 and $154,000, respectively, to the plan.

7.  Income Taxes

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

          A reconciliation of the income tax provision (benefit) using the federal statutory rate to the book provision for income taxes follows (in thousands):

	Year Ended December 31,

	2000	2001	2002

Statutory federal provision for income taxes	$2,242	$2,354	$1,342
Increase (decrease) in taxes resulting from:
State tax, net of federal benefit	239	251	123
Research and development tax credits	—	—	(1,120)
Reduction in valuation allowance	—	—	(513)
Permanent differences and other	(20)	62	(22)

Income tax provision (benefit)	$2,461	$2,667	$(190)

INTERPORE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          Significant components of the income tax provision (benefit) are as follows (in thousands):

	Year Ended December 31,

	2000	2001	2002

Current expense:
Federal	$1,783	$1,602	$(384)
State	281	365	161

Total current	2,064	1,967	(223)

Deferred expense (benefit):
Federal	350	684	449
State	47	16	(416)

Total deferred	397	700	33

Total income tax provision (benefit)	$2,461	$2,667	$(190)

          The income tax provision (benefit) does not include benefits of $236,000, $69,000 and $728,000 for the years ended December 31, 2000, 2001, and 2002, respectively, related to the exercise of employee stock options recorded in additional paid-in capital.

          Interpore has research and development tax credit and alternative minimum tax credit carryforwards of approximately $223,000 for federal tax purposes and $472,000 for state tax purposes.  The federal research and development tax credit carryforward will begin to expire in 2003.

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

          Interpore has federal net operating loss carryforwards at December 31, 2002 of approximately $3.7 million resulting from the acquisition of Interpore Orthopaedics, Inc. (“Orthopaedics”).  As a result of the acquisition, Orthopaedics experienced a more than 50% ownership change.  Accordingly, under the provisions of the 1986 Tax Reform Act, the use of Orthopaedics’ net operating loss carryforwards is limited to approximately $300,000 per year.  These carryforwards expire beginning in the year 2003.  As a result of the annual limitation, it is estimated that a maximum of $600,000 of these net operating loss carryforwards will be available for use prior to expiration.  The ultimate realization of the benefits of these loss carryforwards is dependent on future profitable operations of Orthopaedics.

          Interpore also has federal net operating loss carryforwards at December 31, 2002 of approximately $824,000 resulting from the acquisition of AOM. These carryforwards expire beginning in the year 2021.  Prior to 2002, a valuation allowance was recorded to entirely offset the tax benefits of the AOM federal and state carryforwards and other deferred tax assets.  In 2002, the valuation allowance was eliminated to recognize the future tax benefits which management believes are more likely than not to be realized.

INTERPORE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2002 are as follows (in thousands):

	December 31,

	2001	2002

Deferred tax assets:
Net operating loss carryforwards	$1,597	$496
Research and development and alternative minimum tax credit carryforwards	346	653
Reserves and accruals not currently deductible for tax purposes	375	260
Inventory capitalization	1,589	1,894
Capitalized research and development	—	602

Total deferred tax assets	3,907	3,905

Valuation allowance for deferred tax assets	(513)	—

Net deferred tax assets	3,394	3,905

Deferred tax liabilities:
Depreciation	(408)	(952)

Total deferred tax liabilities	(408)	(952)

Net deferred tax asset	$2,986	$2,953

8.  Commitments and Contingencies

License Agreements

          Interpore has agreements with surgeons, who assisted in the development of certain of our spine and orthobiologic products, under which Interpore pays royalties ranging from 1% to 7% of net revenues generated from the sale of certain products.  Royalties are paid to the developers of the AGF technology at a rate of 5% of certain products within this product group. Royalty expense for the years ended December 31, 2000, 2001 and 2002 was $1,411,000, $1,458,000 and $1,848,000, respectively.

Litigation

          On September 5, 2000, Interpore’s wholly-owned subsidiary, Cross Medical Products, Inc. (“Cross”), filed suit in the U.S. District Court, Central District of California, against DePuy AcroMed, Inc., a Johnson & Johnson company and Biedermann Motech GmbH, which suit alleged that DePuy AcroMed had infringed and continued to infringe Cross’ U.S. Patent Nos. 5,466,237 and 5,474,555.  These patents relate to screw technology embodied in certain components of the SYNERGY Spinal System.  The complaint sought damages for willful past and continuing infringement of the patents.  The Complaint also sought a declaratory judgment against DePuy AcroMed and Biedermann Motech that Cross was not infringing Biedermann Motech’s Patent No. 5,207,678.  DePuy AcroMed responded to the Complaint alleging that Cross’ patents are invalid and unenforceable, and alleging that it did not infringe.

          On January 24, 2003, the parties settled this case.  In connection with the confidential settlement agreement entered into between the parties, DePuy AcroMed paid Cross $15 million and agreed to pay a royalty on future sales of certain products.  As required by the settlement agreement, the parties filed a request to dismiss the lawsuit, which request was granted on February 7, 2003.

INTERPORE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          On December 20, 2002, in response to allegations by Biomet, Inc. of misappropriation of certain trade secrets by Interpore’s wholly-owned subsidiary Interpore Cross International, Inc. (“Interpore Cross”) and its employee, Jens Peter Timm (a former employee of Biomet), Interpore, Interpore Cross, Cross and Mr. Timm filed a complaint for declaratory relief in the United States District Court for the Central District of California.  The complaint sought a declaration as to Interpore Cross’s rights in its GEO STRUCTURE device and all related products and technology.  On February 14, 2003, the Court dismissed the complaint without prejudice based on its findings that the declaratory relief action was unnecessary because there was no threat of imminent or inevitable litigation at the time the complaint was filed.

          On January 16, 2003, Biomet filed an action in the United States District Court for the Northern District of Indiana, South Bend Division, against Interpore, Interpore Cross, Cross and Mr. Timm.  The complaint asserted claims alleging causes of action for declaration of patent ownership, constructive trust, patent infringement, misappropriation of trade secrets and unjust enrichment.  Biomet seeks an equitable ownership interest in Interpore Cross’s U.S. Patent Number 6,206,924 (the “‘924 patent”), a constructive trust over the proceeds of any products relating to the ‘924 patent, including the GEO STRUCTURE device, an injunction against infringement of the ‘924 patent, damages (including treble damages for willful conduct) and attorneys’ fees.  Biomet is claiming damages (before trebling) in excess of one million dollars.

          In response to Biomet’s complaint Interpore filed three separate motions on March 10, 2003:  a motion to dismiss for lack of personal jurisdiction on behalf of Interpore and Cross; a motion to transfer venue to California; and a motion to strike the request for monetary damages for patent infringement and a motion for a more definite statement as to the allegedly misappropriated trade secrets.  As of March 20, 2003, no date has been set for the hearing.

          Interpore is unable at this time to predict the outcome of the litigation with Biomet. As of this date, Interpore does not believe that this litigation could reasonably be expected to have a material adverse effect on its business or financial condition. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in Interpore’s assumptions or the effectiveness of Interpore’s strategies related to these proceedings.

          Aside from the patent litigation, the nature of Interpore’s business subjects it to product liability and various other legal proceedings from time to time.  Interpore is currently involved in legal proceedings incidental to the normal conduct of its business.  It does not believe that any liabilities relating to the legal proceedings to which it is a party are likely to be, individually or in the aggregate, material to its consolidated financial condition or results of operations.

9.  Lease Commitments

          Future minimum rentals under noncancelable operating leases for manufacturing and office facilities and equipment at December 31, 2002 are as follows (in thousands):

2003	$849
2004	818
2005	817
2006	825
2007	841
Thereafter	70

$4,220

INTERPORE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          Rent expense was $698,000, $759,000 and $894,000 in 2000, 2001 and 2002, respectively.

          The lease for Interpore’s principal office and manufacturing facility, which expires January 31, 2008, provides a right to extend the lease for an additional five years at the fair market lease rate of the facility on the extension date, but not less than the rate paid by Interpore during the month immediately preceding the commencement of the extension period.

10. Quarterly Results (unaudited)

          The following table presents a summary of the quarterly results of operations for 2001 and 2002 (in thousands, except per share data):

	Quarter

	First	Second	Third	Fourth

2001
Net sales	$11,281	$13,016	$12,230	$14,769
Gross profit	7,919	9,293	8,773	10,956
Net income	1,004	1,230	813	1,211
Net income per share—basic	$.07	$.09	$.05	$.07
Net income per share—diluted	$.07	$.08	$.05	$.07
2002
Net sales	$13,786	$14,663	$14,724	$15,750
Gross profit	10,074	10,538	10,447	11,420
Net income	645	651	1,384	1,464
Net income per share—basic	$.04	$.04	$.08	$.08
Net income per share—diluted	$.04	$.04	$.08	$.08

INTERPORE INTERNATIONAL, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2000, 2001 and 2002

Description	Balance at Beginning of Period	Additions (Deductions)	Write-offs	Balance at End of Period

Year ended December 31, 2000:
Allowance for doubtful accounts receivable	$516,000	$120,000	$175,000	$461,000
Reserve for excess and obsolete inventory	1,437,000	1,394,000	—	2,831,000
Year ended December 31, 2001:
Allowance for doubtful accounts receivable	$461,000	$325,000	$98,000	$688,000
Reserve for excess and obsolete inventory	2,831,000	1,441,000	296,000	3,976,000
Year ended December 31, 2002:
Allowance for doubtful accounts receivable	$688,000	$156,000	$47,000	$797,000
Reserve for excess and obsolete inventory	3,976,000	939,000	28,000	4,887,000

EXHIBIT INDEX

Exhibit Number	Description

3.01	Certificate of Incorporation of Interpore International, Inc. as amended (1)
3.02	Bylaws of Registrant (1)
3.03	Amendment Number One to Bylaws (16)
4.01

Rights Agreement dated November 19, 1998, between Interpore International, Inc. and U.S. Stock Transfer Corporation, which includes the form of Certificate of Determination of the Series A Junior Participating Preferred Stock of Interpore International, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (2)

4.02	Registration Rights Agreement dated December 8, 1999 by and between Interpore International, Inc., John A. Dawdy and Andrew G. Hood (19)
10.01	Cancellation and Release Agreement dated March 1, 1993 among Registrant, Interpore Orthopaedics, Inc., Pfizer, Inc. and Howmedica, Inc. (3)
10.02

Single Tenant Lease dated July 25, 1991 between Registrant and The Irvine Company as amended by a Third Amendment to Lease dated December 11, 1996 (4) as amended by a Fifth Amendment to Lease dated October 9, 2002

10.03

Business Loan Agreement, Master Revolving Note and Addendum thereto, Security Agreement and Intellectual Property Security Agreement, each dated June 14, 2002, between Comerica Bank-California and Interpore International, Inc. (25)

10.04

Amended and Restated Stock Option Plan dated March 19, 1991 (6), First Amendment to the Amended and Restated Stock Option Plan, effective October 15, 1991 (3); Amendment to the Amended and Restated Stock Option Plan dated September 17, 1994 (7)

10.05	1995 Stock Option Plan (8)
10.06	Stock Option Plan for Non-Employee Directors of Interpore International (9)
10.07	Danninger Medical Technology, Inc. Amended and Restated 1984 Non-Statutory Stock Option Plan (10)
10.08	Danninger Medical Technology, Inc. Amended and Restated 1984 Incentive Stock Option Plan (10)
10.09	Cross Medical Products Inc. Amended and Restated 1994 Stock Option Plan (10)
10.10	Asset Purchase Agreement dated March 12, 1997, among Cross Medical Products, Inc., Danninger Healthcare, Inc. and OrthoLogic Corp. (11)
10.11	Indenture concerning 8.5% Convertible Subordinated Debentures between Cross Medical Products, Inc. and Fifth Third Bank (12)
10.12	Supplemental Indenture between Interpore International, Inc. and Cross Medical Products, Inc. and Fifth Third Bank (5)
10.13	Form of Indemnification Agreement (13)
10.14	Schedule of Parties to Form of Indemnification Agreement (14)
10.15	Agreement between Dr. Edward Funk and Cross Medical Products, Inc. dated February 11, 1998 (15)

Exhibit Number	Description

10.16	Form of Employment Agreement dated July 31, 2000 / August 30, 2000 between Interpore International, Inc. and its executive officers (21)
10.17	Schedule of Parties to Form of Employment Agreement dated July 31, 2000 / August 30, 2000 (21)
10.18	1999 Consultants Stock Option Plan (17)
10.19	Amended and Restated Employee Qualified Stock Purchase Plan dated November 13, 1998 (18)
10.20	Asset Purchase Agreement dated December 8, 1999, by and among Interpore Orthopaedics, Inc., Quantic Biomedical, Inc., Quantic Biomedical Partners, John A. Dawdy and Andrew G. Hood (19)
10.21	2000 Equity Participation Plan (20)
10.22

Agreement and Plan of Merger among Interpore International, Inc., OP Sub, Inc., American OsteoMedix Corporation and the shareholders set forth on the signature pages thereto, dated as of May 30, 2001 (22)

21.01	Subsidiaries of the Registrant
23.01	Consent of Ernst & Young LLP, Independent Auditors

(1)	Incorporated by reference from our Registration Statement on Form S-4, Registration No. 333-49487.
(2)	Incorporated by reference from our Current Report on Form 8-K dated December 1, 1998.
(3)	Incorporated by reference from our Registration Statement on Form S-1, Registration No. 33-69872.
(4)	Incorporated by reference from our Current Report on Form 8-K dated February 11, 1998.
(5)	Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.
(6)	Incorporated by reference from our Registration Statement on Form S-8, Registration No. 33-77426.
(7)	Incorporated by reference from our Registration Statement on Form S-8, Registration No. 33-86290.
(8)	Incorporated by reference from our Proxy Statement for the 1994 Annual Meeting of Shareholders.
(9)	Incorporated by reference from our Proxy Statement for the 1995 Annual Meeting of Shareholders.
(10)	Incorporated by reference from our Registration Statement on Form S-8, Registration No. 333-53775.
(11)	Incorporated by reference from the Cross Medical Products, Inc. Annual Report on Form 10-K for the year ended December 31, 1996.
(12)	Incorporated by reference from the Cross Medical Products, Inc. Registration Statement on Form S-2, Registration No. 333-02273.
(13)	Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.
(14)	Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.
(15)	Incorporated by reference from the Cross Medical Products, Inc. Annual Report on Form 10-K for the year ended December 31, 1997.
(16)	Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(17)	Incorporated by reference from our Proxy Statement for the 1999 Annual Meeting of Stockholders.
(18)	Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999.
(19)	Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(20)	Incorporated by reference from our Proxy Statement for the 2000 Annual Meeting of Stockholders.
(21)	Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
(22)	Incorporated by reference from our Current Report on Form 8-K filed July 10, 2001
(23)	Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.