Form 10-Q
period 2003-03-31
INTERPORE INTERNATIONAL INC /DE/
filed 2003-05-15
CIK 854093

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

          As of May 9, 2003, there were 17,396,326 shares of the registrant’s common stock issued and outstanding.

Interpore International, Inc.

Interpore International, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2002	March 31, 2003

		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,810	$9,407
Short-term investments	—	2,495
Accounts receivable, less allowance for doubtful accounts of $797 and $745 in 2002 and 2003, respectively	12,632	11,745
Inventories	31,995	32,654
Prepaid expenses	1,484	1,190
Deferred income taxes	2,154	2,154

Total current assets	50,075	59,645
Property, plant and equipment, net	3,410	3,376
Deferred income taxes	799	799
Goodwill	20,201	20,239
Other intangible assets, net	2,548	2,536
Other assets	209	174

Total assets	$77,242	$86,769

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,932	$1,834
Accrued compensation and related expenses	1,803	1,801
Accrued royalties	530	459
Income taxes payable	—	6,350
Other accrued liabilities	943	884

Total current liabilities	6,208	11,328

Long-term debt	5,818	—
Commitments and contingencies
Stockholders’ equity:
Series E convertible preferred stock, voting, par value $.01 per share: Authorized shares - 594,000; issued and outstanding shares – none	—	—
Preferred stock, par value $.01 per share: Authorized shares - 4,406,000; issued and outstanding shares – none	—	—
Common stock, par value $.01 per share: Authorized shares - 50,000,000; issued and outstanding shares – 17,932,464 at December 31, 2002 and 17,952,339 at March 31, 2003	179	180
Additional paid-in-capital	64,855	65,056
Retained earnings	3,291	13,314

	68,325	78,550
Less treasury stock, at cost - 605,000 shares at December 31, 2002 and March 31, 2003	(3,109)	(3,109)

Total stockholders’ equity	65,216	75,441

Total liabilities and stockholders’ equity	$77,242	$86,769

See accompanying notes.

Interpore International, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,

	2002	2003

Net sales	$13,786	$15,807
Cost of goods sold	3,712	4,476

Gross profit	10,074	11,331

Operating expenses:
Research and development	1,913	2,044
Selling and marketing	5,353	6,068
General and administrative	1,919	1,765

Total operating expenses	9,185	9,877

Income from operations	889	1,454

Interest income	24	28
Interest expense	—	(9)
Legal settlement	—	15,000
Other income	135	233

Total interest and other income, net	159	15,252

Income before taxes	1,048	16,706
Income tax provision	403	6,683

Net income	$645	$10,023

Net income per share:
Basic	$.04	$.58
Diluted	$.04	$.56
Weighted average shares:
Basic	17,128	17,336
Diluted	18,300	17,774

See accompanying notes.

Interpore International, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,

	2002	2003

Cash flows from operating activities
Net income	$645	$10,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	268	324
Amortization	73	79
Stock-based compensation expense	99	98
Changes in operating assets and liabilities:
Accounts receivable	(556)	887
Inventories	(3,060)	(659)
Prepaid expenses	(434)	294
Other assets	—	35
Accounts payable and accrued liabilities	297	5,243

Net cash provided by operating activities	(2,668)	16,324

Cash flows from investing activities
Net cash paid for American OsteoMedix Corporation	(57)	(161)
Capital expenditures	(500)	(290)
Expenditures for patent rights	(359)	(67)
Purchase of short-term investments	—	(2,495)

Net cash used in investing activities	(916)	(3,013)

Cash flows from financing activities
Repayment of long-term debt and capital lease obligations	—	(5,818)
Proceeds from exercise of stock options	737	104

Net cash used in financing activities	737	(5,714)

Net increase in cash and cash equivalents	(2,847)	7,597
Cash and cash equivalents at beginning of period	6,538	1,810

Cash and cash equivalents at end of period	$3,691	$9,407

See accompanying notes.

Interpore International, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2003
(unaudited)

1.   Organization and Description of Business

          Interpore International, Inc. (“Interpore”), together with its subsidiaries unless the context implies otherwise, operates in one business segment: the design, manufacture and marketing of medical devices for the orthopedic marketplace.   Interpore’s products are distributed in the United States and internationally.

2.   Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to Securities and Exchange Commission regulations.  In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position at March 31, 2003 and the consolidated results of operations and cash flows for the three month periods ended March 31, 2002 and 2003.

          The accompanying condensed consolidated financial statements include the accounts of Interpore and its subsidiaries after elimination of all significant intercompany transactions.

          The results of operations and cash flows for the three months ended March 31, 2003 are not necessarily indicative of results to be expected for future quarters or the full year.

          These consolidated financial statements should be read in conjunction with the financial statements included in Interpore’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

3.   Per Share Information

          Basic earnings per share (EPS) is calculated by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the assumed conversion of all dilutive securities, consisting of employee stock options and warrants.  The following table presents the computation of net income per share (in thousands, except per share data):

	Three months ended March 31,

	2002	2003

Net income	$645	$10,023

Shares used in computing net income per share - basic:
Weighted average common shares outstanding	17,128	17,336
Effect of dilutive securities:
Common share equivalents outstanding	1,172	438

Shares used in computing net income per share - diluted	18,300	17,774

Basic earnings per share	$.04	$.58
Diluted earnings per share	$.04	$.56
Stock option shares excluded from the diluted earnings per share calculation because their assumed conversion would have been anti-dilutive	5	1,195

4.   Inventories

          Inventories are stated at the lower of first-in, first-out average cost or market.  Inventories are comprised of the following (in thousands):

	December 31, 2002	March 31, 2003

Raw materials	$4,655	$3,766
Work-in-process	874	2,091
Finished goods	26,466	26,797

	$31,995	$32,654

5.   Stock Option Plans

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

          Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if Interpore had accounted for employee stock options under the fair value method of SFAS 123.  The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: a risk-free interest rate of 3% in 2002 and 2003, a volatility factor of the expected market price of Interpore common stock of .73 in 2002 and in 2003, a weighted-average expected life of the options of six years, and no dividend yield.

          The following table illustrates the effect on net income per share, had compensation expense for the employee stock-based plans been recorded based on the fair value method under SFAS 123 (in thousands, except per share data):

	Three months ended March 31,

	2002	2003

Net income, as reported	$645	$10,023
Deduct: total stock based employee compensation expense determined under fair value based method, net of related tax effects	392	322

Net income, as adjusted	$253	$9,701

Basic net income per share:
As reported	$.04	$.58
As adjusted	$.01	$.56
Diluted net income per share:
As reported	$.04	$.56
As adjusted	$.01	$.55

6.   Commitments and Contingencies

     Cross Medical Products v. DePuy AcroMed, Inc.

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

          On January 24, 2003, the parties settled this case.  In connection with the confidential settlement agreement entered into between the parties, DePuy AcroMed paid Cross $15 million and agreed to pay a royalty on future sales of certain of DePuy AcroMed’s products.  The $15 million settlement was recorded as other income in the quarter ended March 31, 2003.  As required by the settlement agreement, the parties filed a request to dismiss the lawsuit, which request was granted on February 7, 2003.

     Interpore Cross v. Biomet, Inc.

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

     Cross Medical Products v. Medtronic Sofamor Danek

          On May 1, 2003, Cross filed an amended complaint in the United States District Court for the Central District of California against Medtronic Sofamor Danek, Inc. and Medtronic Sofamor Danek USA, Inc. (collectively, “Medtronic”), which complaint alleges that Medtronic has infringed and continues to infringe Cross’ U.S. Patent Nos. 5,466,237, 5,474,555 and 5,624,442.  These patents relate to technology embodied in certain components of the SYNERGY Spinal System.  The complaint seeks damages for willful past and continuing infringement of the patents.  The complaint also seeks a declaratory judgment against Medtronic that Cross is not infringing U.S. Patent Nos. 5,591,165, 4,641,636, 4,815,453 and 5,005,562.  Cross expects Medtronic to respond to the complaint on or before May 22, 2003.  Cross is unable at this time to predict the outcome of this litigation.

          Aside from these matters, the nature of Interpore’s business subjects it to product liability and various other legal proceedings from time to time.  Interpore is currently involved in legal proceedings incidental to the normal conduct of our business.  Interpore does not believe that any liabilities relating to the legal proceedings to which it is a party are likely to be, individually or in the aggregate, material to Interpore’s consolidated financial condition or results of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Overview

          Our revenues are generated from the sale of medical devices in three principal categories—spinal implant products, orthobiologic products and minimally invasive surgery (M.I.S.) products.  Our spinal implant products consist of titanium or stainless steel hooks, rods, plates, spacers and screws and related instruments required for the surgeon to assemble a construct which restores the natural anatomy of the spine, keeping it immobilized while a bone graft eventually fuses the vertebrae.  Our orthobiologic products consist of bone graft substitute materials and products used to derive Autologous Growth Factors® (AGF®).  AGF fibrinogen-rich extract is used to provide faster, more complete bone growth and enhance the performance of our bone graft products.  Our M.I.S. products consist of instruments and devices used to deliver biocompatible materials into bony structures in a minimally invasive procedure.

          All of our operations are located in the United States; however, we sell our products to customers both within and outside the United States.  Within the United States, we distribute our products through independent agencies and direct sales representatives.  The independent agencies and our direct sales representatives provide delivery and consultative services to our surgeon and hospital customers and receive commissions based on sales in their territories.  The commissions are reflected in our income statement within selling and marketing expense.

          For our spinal implant products and M.I.S. products, we invoice hospitals directly following a surgical procedure in which our products are used.  These products are made available to hospitals from consignment inventories maintained by our independent agencies and direct sales representatives, or from loaner implant sets that we ship from our facility.  For our orthobiologic products, we generally ship directly to hospitals from our facility, and we invoice hospitals upon shipment.

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

Results of Operations

          The following table presents our results of operations as percentages:

	Percentage of net sales Three months ended March 31,		Percentage change

	2002	2003	2003 vs. 2002

Net sales	100.0%	100.0%	14.7%
Cost of goods sold	26.9	28.3	20.6

Gross profit	73.1	71.7	12.5

Operating expenses:
Research and development	13.9	12.9	6.8
Selling and marketing	38.8	38.4	13.4
General and administrative	13.9	11.2	(8.0)

Total operating expenses	66.6	62.5	7.5

Income from operations	6.5%	9.2%	63.6%

          For the quarter ended March 31, 2003, sales of $15.8 million were $2.0 million or 14.7% higher than net sales of $13.8 million for the same period of 2002.   The following table presents sales by category (in thousands):

	Three months ended March 31,		Change

	2002	2003	Amount	%

Spinal implant product sales	$8,264	$10,359	$2,095	25.4%
Orthobiologic product sales	4,663	4,486	(177)	(3.8)%
M.I.S. product sales	859	962	103	12.0%

Total sales	$13,786	$15,807	$2,021	14.7%

          Sales of spinal implant products for the quarter ended March 31, 2003 increased by $2.1 million or 25.4% to $10.4 million, compared to $8.3 million for the quarter ended March 31, 2002.  The increase is attributable to increased sales of the SYNERGY™ Spinal System, increased sales of our C-TEK® Anterior Cervical Plate System and sales of our recently released GEO STRUCTURE™ Device.

          Sales of orthobiologic products decreased by $177,000, or 3.8%, to $4.5 million for the quarter ended March 31, 2003, compared to $4.7 million for the quarter ended March 31, 2002.  We believe that the decline in sales of our orthobiologic products has resulted primarily from the focus of our independent sales agencies on the spinal implant market.  To combat the decline in sales of our orthobiologic products, our strategy has been to introduce new orthobiologic products and to expand the direct sales force specifically responsible for sales of our orthobiologic products.

          To that end, in 2002 we introduced our INTERGRO™ allograft putty product, and in the first quarter of 2003 we began initial shipments of  ACCESS™, our improved AGF processing system, into the international marketplace.  Sales of INTERGRO and ACCESS in the first quarter of 2003 partially offset the decline in sales of our other orthobiologic products, resulting in an overall decline in sales of orthobiologic products of 3.8%.  This represents a significant improvement over the average 10% quarterly orthobiologic products sales decline experienced in each of the four quarters of 2002 as compared to the same quarters in 2001.  We anticipate that these strategic efforts may continue to reduce the decline in sales of our orthobiologic products; however, we cannot assure you that INTERGRO will achieve market acceptance, that we will be able to successfully introduce ACCESS or that our efforts to reverse the sales trend will be successful.

          Sales of M.I.S. products increased by $103,000, or 12.0%, to $962,000 for the quarter ended March 31, 2003, compared to $859,000 for the quarter ended March 31, 2002.

          Domestic sales of all product categories increased $1.6 million, or 14.1%, to $12.7 million for the quarter ended March 31, 2003, compared to $11.1 million for the same period of 2002.  International sales for the quarter ended March 31, 2003 increased by 17.2%, or $454,000, to $3.1 million from $2.6 million for the quarter ended March 31, 2002.

          For the quarter ended March 31, 2003, gross profit was 71.7% of sales compared to 73.1% of sales for the quarter ended March 31, 2002.  The increase as a percentage of sales represented by spinal implant products and the initial sales of ACCESS processors, both of which have lower gross margins than our synthetic bone graft products, was the primary cause of our slightly lower overall gross margin for the quarter.

          Total operating expenses for the quarter ended March 31, 2003 increased by $692,000, or 7.5%, to $9.9 million, compared to $9.2 million for the same quarter of 2002.  However, as a percentage of sales, total operating expenses decreased from 66.6% in the first quarter of 2002 to 62.5% in the first quarter of 2003, primarily the result of decreased legal expenses associated with the DePuy AcroMed litigation which was settled in the first quarter of 2003.  Research and development expenses increased by $131,000 or 6.8%, due primarily to efforts related to the development of potential new products.  Selling and marketing expenses increased $715,000 or 13.4% compared to the first quarter of 2002 primarily due to commissions on increased sales and our investment in additional direct sales personnel for our orthobiologic and M.I.S. products.  General and administrative expenses decreased by $154,000 or 8.0%, primarily as a result of decreased legal expenses associated with the DePuy AcroMed litigation.

          Total interest and other income increased to $15.3 million for the quarter ended March 31, 2003, compared to $159,000 during the same period of 2002.  Other income includes a $15 million payment from DePuy AcroMed, received in January 2003, in settlement of patent litigation.

          The effective tax rates for the first quarters of 2002 and 2003 were 38.5% and 40.0%, respectively.

Liquidity and Capital Resources

          At March 31, 2003, cash, cash equivalents and short-term investments totaled $11.9 million, an increase of $10.1 million from $1.8 million at December 31, 2002.  We have a $10.0 million secured revolving bank line of credit which expires in June 2005.  At December 31, 2002, we had borrowed approximately $5.8 million under this facility to fund our 2002 working capital needs, which were driven primarily by significant investments in inventories to support new product launches.  On January 27, 2003, we received a $15 million payment from DePuy AcroMed in settlement of patent litigation, some of which was used to pay off the outstanding balance on our line of credit.  Additionally, the settlement agreement provides that DePuy AcroMed will pay us a royalty on all licensed spinal implants it sells in the U.S. after January 27, 2003.

          We plan to continue making significant investments in initial inventory levels for new products.  We also intend to continue to invest in the development of our business.  In addition, we will use a significant amount of cash to pay estimated income taxes, much of which are related to the receipt of the $15 million payment from DePuy AcroMed.  We believe we currently possess sufficient resources, including our revolving bank line of credit, to meet the cash requirements of our operations for at least the next year.  In addition, we have used and may continue to use our cash, our common stock, or a combination of both to pay for purchased technologies, product lines, mergers and acquisitions.  Some of these activities may require resources in excess of those which we currently possess, and we cannot assure you that we will be able to raise additional capital on satisfactory terms, if at all.

          At March 31, 2003, we had no material commitments for capital expenditures.

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

          Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors.  Factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements, include, but are not limited to those discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2002.

We are dependent on a few products which may be rendered obsolete.

          A majority of our revenue currently comes from sales of our SYNERGY, C-TEK and PRO OSTEON® products.  We cannot assure you that we will continue to market these products successfully or that we will be able to increase sales of these products in the future.  Any significant diminished sales of our SYNERGY, C-TEK or PRO OSTEON products would adversely affect our business and results of operations.

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

          In addition, we have spent and expect to continue to spend significant cash on the development, product launch and continued marketing of new products, and if there is insufficient demand for these new products, our cash flow could suffer and our liquidity would be adversely affected.

The long-term efficacy and market acceptance of AGF is uncertain.

          Our AGF related products were introduced under a 510(k) clearance, and we lack published long-term clinical data regarding the efficacy and long-term results of AGF.  If long-term studies or clinical experience indicate that procedures involving AGF do not provide patients with improved clinical outcomes, anticipated sales of our AGF related products may never materialize.  Our success in selling our AGF related products will depend, in large part, on the medical community’s acceptance of AGF.  The medical community’s acceptance of AGF will depend upon our ability to demonstrate the efficacy of AGF and its advantages, favorable clinical performance and cost-effectiveness.  The medical community’s acceptance of AGF will also depend upon our ability to introduce

ACCESS, a new processing system for AGF that greatly simplifies the process for collecting AGF from a patient’s blood.  We cannot predict whether the medical community will accept AGF or ACCESS or, if accepted, the extent of the medical community’s use of these products.  If long-term studies or clinical experience indicate that AGF causes negative effects, we could be subject to significant liability.

Our minimally invasive surgery products business may not achieve the growth we expect and our profitability could be adversely affected.

          To date, our M.I.S. revenues have been below our expectations.  To address this, we are investing significantly in the hiring and training of a group of direct sales representatives that will be dedicated primarily to the sale of our M.I.S. products.  We believe that these efforts may allow us to achieve the expected growth in M.I.S. revenues.  However, we cannot assure you that our efforts will be successful.  The creation of a direct sales force is very expensive, and if this sales force does not achieve the expected growth in M.I.S. revenues, our profitability could be materially and adversely affected.

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

          The medical product industry is characterized by frequent and substantial intellectual property litigation and competitors may resort to intellectual property litigation as a means of competition.  Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict.  We are currently responding to a claim in which a third party is asserting an ownership interest in our GEO STRUCTURE device and its underlying patent, among other things, based on alleged misappropriation of trade secrets.  We cannot assure you that we will be successful in defending against these claims.  This and any future litigation, regardless of the outcome, could result in substantial expense and significant diversion of the efforts of our technical and management personnel.  Additionally, an adverse determination in any such proceeding could subject us to significant liabilities to third parties, or require us to seek licenses from third parties or pay royalties that may be substantial.  Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing or selling certain of our products which in turn would have a material adverse effect on our business, financial condition and results of operations.  Litigation may also be necessary to enforce our patents and license agreements, to protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others.  We recently filed suit against another medical device manufacturer claiming that certain of its products infringe several of our spinal implant patents and seeking a declaratory judgment that our products do not infringe its patents.  This and any future litigation to protect or enforce our proprietary rights could result in substantial expense and significant diversion of management’s attention from our business.

Product introductions or modifications may be delayed or canceled as a result of the FDA regulatory process, which could cause our sales to decline.

          The medical devices we manufacture and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities.  Our failure to comply with such regulations could lead to the imposition of injunctions, suspensions or loss of regulatory approvals, product recalls, termination of distribution or product seizures.  In the most egregious cases, criminal sanctions or closure of our manufacturing facilities are possible.  The process of obtaining regulatory approvals to market a medical device, particularly from the FDA, can be costly and time-consuming, and we cannot assure you that such approvals will be granted on a timely basis, if at all.  The regulatory process may delay the marketing of new products for lengthy periods and impose substantial additional costs or it may prevent the introduction of new products altogether.  In particular, the FDA permits commercial distribution of a new medical device only after the FDA has cleared a 510(k) premarket notification or has approved a Premarket Approval application, or PMA, for such device.  The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products.  The PMA approval process is more costly, lengthy and uncertain than the 510(k) premarket notification process.  We cannot assure you that any new products we develop will be subject to the shorter 510(k) clearance process and therefore significant delays in the introduction of any new products that we develop may occur.  We anticipate that most of our products that are in final development will be eligible for the 510(k) premarket notification process.  If the FDA does not clear marketing of our products in final development through the 510(k) clearance process, we will be forced to comply with the PMA approval process in order to obtain FDA approval for these products.  If we choose to go through the PMA approval process, there will be significant costs and delays in the introduction of our new products, if they are approved at all.  Moreover, foreign governmental authorities have become increasingly stringent and we may be subject to more rigorous regulation by foreign governmental authorities in the future.  Any inability or failure of our foreign independent distributors to comply with the varying regulations or the imposition of new regulations could restrict such distributors’ ability to sell our products internationally and thereby adversely affect our business.  All products and manufacturing facilities are subject to continual review and periodic inspection by the FDA.  The discovery of previously unknown problems with our company or our products or facilities may result in product labeling restrictions, recall or withdrawal of the products from the market.  In addition, the FDA actively enforces regulations prohibiting the promotion of medical devices for unapproved indications.  If the FDA determines that we have marketed our products for off-label use, we could be subject to fines, injunctions or other penalties.

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

          The information contained in this report is as of March 31, 2003, unless expressly stated as of another date.  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.  We also may make additional disclosures in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities and Exchange Commission.  Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2002.  These are factors that we think could cause our actual results to differ materially from expected results.  Other factors besides those listed here could also adversely affect us.  This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

          We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalent balances and marketable securities.  However, as all of our investments are in short-term instruments, we believe that we have no material market risk exposure.  All of our international sales are denominated in U.S. dollars, and accordingly, we believe we have no material foreign currency exchange rate risk.

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

PART II -           OTHER INFORMATION

Item 1.                Legal Proceedings

     Cross Medical Products v. DePuy AcroMed, Inc.

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

          On January 24, 2003, the parties settled this case.  In connection with the confidential settlement agreement entered into between the parties, DePuy AcroMed paid Cross $15 million and agreed to pay a royalty on future sales of certain of DePuy AcroMed’s products.  The $15 million settlement was recorded as other income in the quarter ended March 31, 2003.  As required by the settlement agreement, the parties filed a request to dismiss the lawsuit, which request was granted on February 7, 2003.

     Interpore Cross v. Biomet, Inc.

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

     Cross Medical Products v. Medtronic Sofamor Danek

          On May 1, 2003, Cross filed an amended complaint in the United States District Court for the Central District of California against Medtronic Sofamor Danek, Inc. and Medtronic Sofamor Danek USA, Inc. (collectively, “Medtronic”), which complaint alleges that Medtronic has infringed and continues to infringe Cross’ U.S. Patent Nos. 5,466,237, 5,474,555 and 5,624,442.  These patents relate to technology embodied in certain components of the SYNERGY Spinal System.  The complaint seeks damages for willful past and continuing infringement of the patents.  The complaint also seeks a declaratory judgment against Medtronic that Cross is not infringing U.S. Patent Nos. 5,591,165, 4,641,636, 4,815,453 and 5,005,562.  Cross expects Medtronic to respond to the complaint on or before May 22, 2003.  Cross is unable at this time to predict the outcome of this litigation.

          Aside from these matters, the nature of Interpore’s business subjects it to product liability and various other legal proceedings from time to time.  Interpore is currently involved in legal proceedings incidental to the normal conduct of our business.  Interpore does not believe that any liabilities relating to the legal proceedings to which it is a party are likely to be, individually or in the aggregate, material to Interpore’s consolidated financial condition or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits.

	99.1	Section 906 Certifications, as furnished by the Chief Executive Officer and Chief Financial Officer pursuant to SEC Release No. 33-8212.

b.	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: May 9, 2003	INTERPORE INTERNATIONAL, INC.
(Registrant)

	By:	/s/ DAVID C. MERCER

David C. Mercer, Chairman and Chief Executive Officer

	By:	/s/ RICHARD L. HARRISON

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

Date: May 9, 2003	/s/ DAVID C. MERCER

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

Date: May 9, 2003	/s/ RICHARD L. HARRISON

Richard L. Harrison Chief Financial Officer