Form 10-Q
period 2003-06-30
INTERPORE INTERNATIONAL INC /DE/
filed 2003-08-13
CIK 854093

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

               As of August 7, 2003, there were 17,829,957 shares of the registrant’s common stock issued and outstanding.

Interpore International, Inc.

Interpore International, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2002	June 30, 2003

		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,810	$7,975
Short-term investments	—	2,495
Accounts receivable, less allowance for doubtful accounts of $797 and $771 in 2002 and 2003, respectively	12,632	12,736
Inventories	31,995	33,043
Prepaid expenses	1,484	2,703
Deferred income taxes	2,154	2,154

Total current assets	50,075	61,106
Property, plant and equipment, net	3,410	3,294
Deferred income taxes	799	799
Goodwill	20,201	20,284
Other intangible assets, net	2,548	2,588
Other assets	209	868

Total assets	$77,242	$88,939

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,932	$2,114
Accrued compensation and related expenses	1,803	1,985
Accrued royalties	530	465
Income taxes payable	—	2,295
Other accrued liabilities	943	1,580

Total current liabilities	6,208	8,439

Long-term debt	5,818	—
Commitments and contingencies
Stockholders’ equity:
Series E convertible preferred stock, voting, par value $.01 per share: Authorized shares - 594,000; issued and outstanding shares – none	—	—
Preferred stock, par value $.01 per share: Authorized shares - 4,406,000; issued and outstanding shares – none	—	—
Common stock, par value $.01 per share: Authorized shares - 50,000,000; issued and outstanding shares – 17,932,464 at December 31, 2002 and 18,303,772 at June 30, 2003	179	182
Additional paid-in-capital	64,855	67,733
Retained earnings	3,291	15,694

	68,325	83,609
Less treasury stock, at cost - 605,000 shares at December 31, 2002 and June 30, 2003	(3,109)	(3,109)

Total stockholders’ equity	65,216	80,500

Total liabilities and stockholders’ equity	$77,242	$88,939

See accompanying notes.

Interpore International, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,

	2002	2003	2002	2003

Net product sales	$14,663	$17,318	$28,449	$33,125
Royalty income	—	1,064	—	1,064

Total revenues	14,663	18,382	28,449	34,189

Cost of goods sold	4,125	5,198	7,837	9,674

Gross profit	10,538	13,184	20,612	24,515

Operating expenses:
Research and development	2,066	2,317	3,979	4,361
Selling and marketing	5,956	6,815	11,309	12,883
General and administrative	1,612	1,619	3,531	3,384

Total operating expenses	9,634	10,751	18,819	20,628

Income from operations	904	2,433	1,793	3,887

Interest income	15	37	39	65
Interest expense	(10)	(9)	(10)	(18)
Legal settlement	—	—	—	15,000
Other income	150	213	285	446

Total interest and other income, net	155	241	314	15,493

Income before taxes	1,059	2,674	2,107	19,380
Income tax provision	408	294	811	6,977

Net income	$651	$2,380	$1,296	$12,403

Net income per share:
Basic	$.04	$.14	$.08	$.71
Diluted	$.04	$.13	$.07	$.68
Weighted average shares:
Basic	17,245	17,504	17,187	17,420
Diluted	18,197	18,510	18,252	18,118

See accompanying notes.

Interpore International, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,

	2002	2003

Cash flows from operating activities
Net income	$1,296	$12,403
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	542	566
Amortization	145	180
Stock-based compensation expense	184	401
Changes in operating assets and liabilities:
Accounts receivable	(860)	(104)
Inventories	(7,317)	(1,048)
Prepaid expenses	(1,688)	(977)
Other assets	(7)	45
Accounts payable and accrued liabilities	3,522	2,309

Net cash provided by (used in) operating activities	(4,183)	13,775

Cash flows from investing activities
Net cash paid for American OsteoMedix Corporation	(66)	(161)
Capital expenditures	(1,513)	(450)
Expenditures for patent rights	(560)	(200)
Purchase of short-term investments	—	(2,495)

Net cash used in investing activities	(2,139)	(3,306)

Cash flows from financing activities
Repayment of long-term debt	—	(5,818)
Proceeds from exercise of stock options	885	1,419
Proceeds from employee stock purchase plan	60	95

Net cash provided by (used in) financing activities	945	(4,304)

Net increase (decrease) in cash and cash equivalents	(5,377)	6,165
Cash and cash equivalents at beginning of period	6,538	1,810

Cash and cash equivalents at end of period	$1,161	$7,975

See accompanying notes.

Interpore International, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2003
(unaudited)

1.     Organization and Description of Business

               Interpore International, Inc. (“Interpore”), together with its subsidiaries unless the context implies otherwise, operates in one business segment: the design, manufacture and marketing of medical devices for the orthopedic marketplace.   Interpore’s products are distributed in the United States and internationally.

2.     Basis of Presentation

               The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to Securities and Exchange Commission regulations.  In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position at June 30, 2003 and the consolidated results of operations and cash flows for the periods ended June 30, 2002 and 2003.

               The accompanying condensed consolidated financial statements include the accounts of Interpore and its subsidiaries after elimination of all significant intercompany transactions.

               The results of operations and cash flows for the periods ended June 30, 2003 are not necessarily indicative of results to be expected for future quarters or the full year.

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

               Royalty income is recorded upon receipt of royalty payments from third parties to which Interpore has granted licenses to certain of its spinal implant patents.  These licenses provide for royalties calculated at a negotiated percentage of sales of specified spinal implant products by the third parties.

4.     Earnings Per Share

               Basic earnings per share (EPS) is calculated by dividing net earnings by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the assumed conversion of all dilutive securities, consisting of employee stock options and warrants.  The following table presents the computation of net income per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,

	2002	2003	2002	2003

Net income	$651	$2,380	$1,296	$12,403

Shares used in computing net income per share - basic:
Weighted average common shares outstanding	17,245	17,504	17,187	17,420
Effect of dilutive securities:
Common share equivalents outstanding	952	1,006	1,065	698

Shares used in computing net income per share - diluted	18,197	18,510	18,252	18,118

Basic earnings per share	$.04	$.14	$.08	$.71
Diluted earnings per share	$.04	$.13	$.07	$.68
Stock option shares excluded from the diluted earnings per share calculation because their assumed conversion would have been anti-dilutive	49	8	5	318

5.     Inventories

               Inventories are stated at the lower of first-in, first-out average cost or market.  Inventories are comprised of the following (in thousands):

	December 31, 2002	June 30, 2003

Raw materials	$4,655	$3,469
Work-in-process	874	1,201
Finished goods	26,466	28,373

	$31,995	$33,043

6.     Stock Option Plans

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

               Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if Interpore had accounted for employee stock options under the fair value method of SFAS 123.  The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: a risk-free interest rate of 3% in 2002 and 2003, a volatility factor of the expected market price of Interpore common stock of .73 in 2002 and 2003, a weighted-average expected life of the options of six years, and no dividend yield.

               The following table illustrates the effect on net income per share, had compensation expense for the employee stock-based plans been recorded based on the fair value method under SFAS 123 (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,

	2002	2003	2002	2003

Net income, as reported	$651	$2,380	$1,296	$12,403
Deduct: total stock based employee compensation expense determined under fair value based method, net of related tax effects	392	382	784	704

Net income, as adjusted	$259	$1,998	$512	$11,699

Basic net income per share:
As reported	$.04	$.14	$.08	$.71
As adjusted	$.02	$.11	$.03	$.67
Diluted net income per share:
As reported	$.04	$.13	$.07	$.68
As adjusted	$.01	$.11	$.03	$.65

7.     Income Taxes

               The effective tax rates for the second quarters of 2002 and 2003 were 38.5% and 11.0%, respectively.  During the second quarter of 2003, Interpore revised its estimate of the expected effective tax rate for 2003 from 40% to 36%, and applied this revised rate to year-to-date pre-tax income.  The effective tax rates for the six months ended June 30, 2002 and 2003 were 38.5% and 36.0%, respectively.

8.     Recent Accounting Pronouncements

               In January 2003 the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”).  FIN 46 requires the primary beneficiary of a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures.  A VIE is an entity in which the equity investors do not have a controlling interest, equity investors participate in losses or residual interests of the entity on a basis that differs from its ownership interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties.  For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003.  Interpore is currently reviewing its investments and other arrangements to determine whether any of its investee companies are VIEs.  Interpore does not expect to identify any significant VIEs that would be consolidated, but may be required to make additional disclosures.  The provisions of FIN 46 are effective immediately for all arrangements entered into with new VIEs created after January 31, 2003.  Interpore has not invested in any new VIEs created after January 31, 2003.

9.     Commitments and Contingencies

     Interpore Cross v. Biomet, Inc.

               On December 20, 2002, in response to allegations by Biomet, Inc. of misappropriation of certain trade secrets by Interpore’s wholly-owned subsidiary Interpore Cross International, Inc. (“Interpore Cross”) and its employee, Jens Peter Timm (a former employee of Biomet), Interpore, Interpore Cross, Cross Medical Products, Inc. (“Cross”) and Mr. Timm filed a complaint for declaratory relief in the United States District Court for the Central District of California.  The complaint sought a declaration as to Interpore Cross’s rights in its GEO STRUCTURE device and all related products and technology.  On February 14, 2003, the Court dismissed the complaint without prejudice based on its findings that the declaratory relief action was unnecessary because there was no threat of imminent or inevitable litigation at the time the complaint was filed.

               On January 16, 2003, Biomet filed an action in the United States District Court for the Northern District of Indiana, South Bend Division, against Interpore, Interpore Cross, Cross and Mr. Timm.  The complaint asserted claims alleging causes of action for declaration of patent ownership, constructive trust, patent infringement, misappropriation of trade secrets and unjust enrichment.  Biomet sought an equitable ownership interest in Cross’ U.S. Patent Number 6,206,924 (the “‘924 patent”), a constructive trust over the proceeds of any products relating to the ‘924 patent, including the GEO STRUCTURE device, an injunction against infringement of the ‘924 patent, damages (including treble damages for willful conduct) and attorneys’ fees.  Biomet claimed damages (before trebling) in excess of $1 million.

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

               On June 10, 2003, Interpore entered into a confidential settlement agreement with Biomet, which resolved the matter in its entirety.  On June 17, 2003, Biomet filed a dismissal with prejudice of the complaint.

     Cross Medical Products v. Medtronic Sofamor Danek

               On May 1, 2003, Cross filed an amended complaint in the United States District Court for the Central District of California against Medtronic Sofamor Danek, Inc. and Medtronic Sofamor Danek USA, Inc. (collectively, “Medtronic”), which complaint alleges that Medtronic has infringed and continues to infringe Cross’ U.S. Patent Nos. 5,466,237, 5,474,555 and 5,624,442.  These patents relate to technology embodied in certain components of the SYNERGY Spinal System.  The complaint seeks damages for willful past and continuing infringement of the patents.  The complaint also seeks a declaratory judgment against Medtronic that Cross is not infringing U.S. Patent Nos. 5,591,165, 4,641,636, 4,815,453 and 5,005,562.  On June 23, 2003, Medtronic filed counterclaims for a declaratory judgment that it does not infringe Cross’ patents, and that the patents are invalid and unenforceable.  Cross is unable at this time to predict the outcome of this litigation.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

               Our revenues are generated from the sale of medical device products and from the receipt of royalty payments from third parties to which we have granted licenses to certain of our spinal implant patents.  Our medical device products fall into three principal categories—spinal implant products, orthobiologic products and minimally invasive surgery (“MIS”) products.  Our spinal implant products consist of titanium or stainless steel hooks, rods, plates, spacers and screws and related instruments required for the surgeon to assemble a construct which restores the natural anatomy of the spine, keeping it immobilized while a bone graft eventually fuses the vertebrae.  Our orthobiologic products consist of bone graft substitute materials and products used to derive Autologous Growth Factors® (“AGF”®).  AGF fibrinogen-rich extract is used to provide faster, more complete bone growth and enhance the performance of our bone graft products.  Our M.I.S. products consist of instruments and devices used to deliver biocompatible materials into bony structures in a minimally invasive procedure.

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

•

Royalty income is recorded upon receipt of royalty payments from third parties to which we have granted licenses to certain of our spinal implant patents.  These licenses provide for royalties calculated at a negotiated percentage of sales of specified spinal implant products by the third parties.

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

Results of Operations

               The following table presents our results of operations as percentages:

	Three months ended June 30,			Six months ended June 30,

	Percentage of total revenues		Percentage change	Percentage of total revenues		Percentage change

	2002	2003	2003 vs. 2002	2002	2003	2003 vs. 2002

Total revenues	100.0%	100.0%	25.4%	100.0%	100.0%	20.2%
Cost of goods sold	28.1%	28.3%	26.0%	27.5%	28.3%	23.4%

Gross profit	71.9%	71.7%	25.1%	72.5%	71.7%	18.9%

Operating expense:
Research and development	14.1%	12.6%	12.2%	14.0%	12.7%	9.6%
Selling and marketing	40.6%	37.1%	14.4%	39.8%	37.7%	13.9%
General and administrative	11.0%	8.8%	.4%	12.4%	9.9%	(4.2)%

Total operating expenses	65.7%	58.5%	11.6%	66.2%	60.3%	9.6%

Income from operations	6.2%	13.2%	169.1%	6.3%	11.4%	116.8%

               For the quarter ended June 30, 2003, total revenues of $18.4 million were $3.7 million or 25.4% higher than total revenues of $14.7 million for the same period of 2002.  Net product sales for the quarter ended June 30, 2003 of $17.3 million were $2.7 million or 18.1% higher than net product sales of $14.7 million for the quarter ended June 30, 2002.  The following table presents total revenues by category (in thousands):

	Three months ended June 30,		Change

	2002	2003	Amount	%

Spinal implant product sales	$8,909	$11,080	$2,171	24.4%
Orthobiologic product sales	4,496	5,114	618	13.8%
M.I.S. product sales	1,258	1,124	(134)	(10.7)%

Net product sales	14,663	17,318	2,655	18.1%
Royalty income	—	1,064	1,064	n/a

Total revenues	$14,663	$18,382	$3,719	25.4%

               Sales of spinal implant products for the quarter ended June 30, 2003 increased by $2.2 million or 24.4%, to $11.1 million, compared to $8.9 million for the quarter ended June 30, 2002.  The increase is primarily attributable to growth in sales of SYNERGY™, C-TEK® and GEO STRUCTURE™ products as well as sales of our recently released ALTIUS™ and TPS™-TL products.

               Sales of orthobiologic products increased by $618,000, or 13.8%, to $5.1 million for the quarter ended June 30, 2003, compared to $4.5 million for the quarter ended June 30, 2002.  This growth followed five consecutive quarters of year-over-year orthobiologic products sales declines, which we attribute primarily to the focus of our independent sales agencies on the spinal implant market.  To combat the decline in sales of our orthobiologic products, our strategy has been to introduce new orthobiologic products and expand the direct sales force specifically responsible for sales of these products.  The second quarter sales growth resulted primarily from sales of our INTERGRO™ allograft putty products, which were introduced in 2002 and 2003, and the initial sales of machines and disposables for ACCESS™, our improved AGF processing system, in 2003.  We anticipate that these strategic efforts may result in the continuation of the improved sales trend in our orthobiologic products; however, we cannot assure you that INTERGRO will achieve additional market acceptance, that we will be able to successfully introduce ACCESS or that our efforts in hiring domestic direct sales representatives to focus on our orthobiologic products will be successful.

          Sales of M.I.S. products decreased by $134,000, or 10.7%, to $1.1 million for the quarter ended June 30, 2003, compared to $1.3 million for the quarter ended June 30, 2002.  In the fourth quarter of 2002, we initiated significant organization changes in our M.I.S business, beginning with the closing of the M.I.S. related facility in Leesburg, Virginia.  In early 2003 we hired two domestic sales division managers for our M.I.S. products and began to expand the direct sales force which is exclusively focused on sales of our M.I.S. products.  We believe these efforts resulted in the 17% increase in M.I.S. products sales for the second quarter when compared to the first quarter of 2003, and we also believe that these efforts may continue to help generate continued growth in sales in this product category.  However, we cannot assure you that our efforts will ultimately result in the sales growth we expect in M.I.S. products.

               Domestic sales of all product categories increased $1.1 million, or 9.3%, to $13.4 million for the quarter ended June 30, 2003, compared to $12.3 million for the same period of 2002.  International sales for the quarter ended June 30, 2003 increased by $1.5 million or 63.9%, to $3.9 million from $2.4 million for the quarter ended June 30, 2002.

               In January 2003 we settled our patent litigation with DePuy AcroMed.  The settlement agreement provided that DePuy AcroMed pay us $15 million cash and also begin paying us royalties on all licensed spinal implants sold by its U.S. operations beginning after January 27, 2003.  During the quarter ended June 30, 2003, we received the first quarterly royalty payment from DePuy AcroMed, which totaled $1.1 million.

               For the quarter ended June 30, 2003, gross profit was 71.7% of total revenues compared to 71.9% of total revenues for the quarter ended June 30, 2002.  However, before accounting for the effect of the royalty income, the gross profit as a percentage of net sales declined from 71.9% in the quarter ended June 30, 2002 to 70.0% in the quarter ended June 30, 2003.  This decline reflects the comparatively higher percentage of international sales compared to the same quarter of 2002, which sales generate somewhat lower gross margins than domestic sales.

               Total operating expenses for the quarter ended June 30, 2003 increased by $1.1 million, or 11.6%, to $10.8 million, compared to $9.6 million for the same quarter of 2002.  However, as a percentage of total revenue, total operating expenses decreased from 65.7% in the second quarter of 2002 to 58.5% in the second quarter of 2003.  Research and development expenses increased by $251,000 or 12.2%, due primarily to efforts related to the development of potential new products and consulting fees.  Selling and marketing expenses increased $859,000 or 14.4% compared to the second quarter of 2002 primarily due to our investment in additional direct sales personnel for our orthobiologic and M.I.S. products.  General and administrative expenses were approximately the same in both the second quarter 2003 and the second quarter of 2002.

               Total interest and other income increased to $241,000 for the quarter ended June 30, 2003, compared to $155,000 during the same period of 2002.  The increase is primarily the result of higher non-core product royalty income.

               The effective tax rates for the second quarters of 2002 and 2003 were 38.5% and 11.0%, respectively.  During the second quarter of 2003, we revised our estimate of the expected effective tax rate for 2003 from 40% to 36%, and the application of this revised rate to year-to-date pre-tax income disproportionately lowered the effective rate for the second quarter of 2003.

Six months ended June 30, 2002 and 2003

               For the six months ended June 30, 2003, total revenues of $34.2 million were $5.7 million or 20.2% higher than total revenues of $28.4 million for the same period of 2002.  Net product sales for the six months ended June 30, 2003 of $33.1 million were $4.7 million or 16.4% higher than net product sales of $28.4 million for the six months ended June 30, 2002.  The following table presents total revenues by category (in thousands):

	Six months ended June 30,		Change

	2002	2003	Amount	%

Spinal implant product sales	$17,173	$21,439	$4,266	24.8%
Orthobiologic product sales	9,159	9,600	441	4.8%
M.I.S. product sales	2,117	2,086	(31)	(1.5)%

Net product sales	28,449	33,125	4,676	16.4%
Royalty income	—	1,064	1,064	n/a

Total revenues	$28,449	$34,189	$5,740	20.2%

               Sales of spinal implant products for the six months ended June 30, 2003 increased by $4.3 million, or 24.8%, to $21.4 million, compared to $17.2 million for the six months ended June 30, 2002.  The increase is primarily attributable to growth in sales of SYNERGY, C-TEK and GEO STRUCTURE products as well as sales of our recently released ALTIUS  and TPS-TL products.

               Sales of orthobiologic products increased by $441,000, or 4.8%, to $9.6 million for the six months ended June 30, 2003, compared to $9.1 million for the six months ended June 30, 2002.  The increase resulted primarily from sales of our INTERGRO allograft putty products and the initial sales of machines and disposables for ACCESS.

Sales of M.I.S. products were approximately $2.1 million in both six month periods ended June 30, 2003 and June 30, 2002.

               Domestic sales for all product categories increased $2.7 million, or 11.6%, to $26.1 million for the six months ended June 30, 2003, compared to $23.4 million for the same period of 2002.  International sales of $7.0 million for the six months ended June 30, 2003 were $2.0 million, or 39.2%, higher than sales of $5.0 million for the same period of 2002.

               During the quarter ended June 30, 2003, we received the first quarterly royalty payment as provided for in the settlement agreement with DePuy AcroMed.  The royalty payment of $1.1 million is included in total revenues for the six months ended June 30, 2003.

               For the six months ended June 30, 2003, the gross margin was 71.7% of total revenues, compared to 72.5% of total revenues for the six months ended June 30, 2002.  However, before accounting for the effect of the royalty income, the gross profit as a percentage of net sales declined from 72.5% in the six months ended June 30, 2002 to 70.8% in the six months ended June 30, 2003.  This decline reflects the comparatively higher percentage of international sales compared to the same period of 2002, which sales generate somewhat lower gross margins than domestic sales.

               Total operating expenses for the six months ended June 30, 2003 increased by $1.8 million or 9.6% to $20.6 million, compared to $18.8 million for the same period of 2002.  As a percentage of total revenues, total operating expenses decreased from 66.2% in the six months ended June 30, 2002 to 60.3% in the same period of 2003.  Research and development expenses increased for the six months ended June 30, 2003 by $382,000, or 9.6%, as compared to the same period in 2002 due primarily to efforts related to the development of potential new products and consulting fees.  Selling and marketing expenses for the six months ended June 30, 2003 increased $1.6 million, or 13.9%, compared to the six months ended June 30, 2002 primarily due to commissions on increased sales and our investment in additional direct sales personnel for our orthobiologic and M.I.S. products.  General and administrative expenses decreased by $147,000, or 4.2%, compared to the six months ended June 30, 2002, primarily as a result of decreased legal expenses associated with the DePuy AcroMed litigation.

               Total interest and other income increased to $15.5 million for the six months ended June 30, 2003, compared to $314,000 during the same period of 2002.  Other income in 2003 includes the $15 million payment from DePuy AcroMed, received in January 2003, in settlement of patent litigation.

               The effective tax rates for the six months ended June 30, 2002 and 2003 were 38.5% and 36.0%, respectively.

Liquidity and Capital Resources

               At June 30, 2003, cash, cash equivalents and short-term investments totaled $10.5 million, an increase of $8.7 million from $1.8 million at December 31, 2002.  We have a $10.0 million secured revolving bank line of credit which expires in June 2005.  At December 31, 2002, we had borrowed approximately $5.8 million under this facility to fund our 2002 working capital needs, which were driven primarily by significant investments in inventories to support new product launches.  On January 27, 2003, we received a $15 million payment from DePuy AcroMed in settlement of patent litigation, some of which was used to pay off the outstanding balance on our line of credit.

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

               At June 30, 2003, we had no material commitments for capital expenditures.

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

Our minimally invasive surgery products business may not achieve the growth we expect and our results of operations and financial condition could be adversely affected.

               To date, our M.I.S. revenues have been below our expectations.  To address this, we are investing significantly in the hiring and training of a group of direct sales representatives that will be dedicated primarily to the sale of our M.I.S. products.  We believe that these efforts may allow us to achieve the expected growth in M.I.S. revenues.  However, we cannot assure you that our efforts will be successful.  The creation of a direct sales force is very expensive, and if this sales force does not achieve the expected growth in M.I.S. revenues, our results of operations and financial condition could be materially and adversely affected.

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

               The information contained in this report is as of June 30, 2003, unless expressly stated as of another date.  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.  We also may make additional disclosures in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities and Exchange Commission.  Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled “Certain Business Considerations” in our Annual Report on Form 10-K for the year ended December 31, 2002.  These are factors that we think could cause our actual results to differ materially from expected results.  Other factors besides those listed here could also adversely affect us.  This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

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

Item 4.  Controls and Procedures

               We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

               As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

               There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

PART II -	OTHER INFORMATION

Item 1.	Legal Proceedings

     Interpore Cross v. Biomet, Inc.

               On December 20, 2002, in response to allegations by Biomet, Inc. of misappropriation of certain trade secrets by Interpore’s wholly-owned subsidiary Interpore Cross International, Inc. (“Interpore Cross”) and its employee, Jens Peter Timm (a former employee of Biomet), Interpore, Interpore Cross, Cross Medical Products, Inc. (“Cross”) and Mr. Timm filed a complaint for declaratory relief in the United States District Court for the Central District of California.  The complaint sought a declaration as to Interpore Cross’s rights in its GEO STRUCTURE device and all related products and technology.  On February 14, 2003, the Court dismissed the complaint without prejudice based on its findings that the declaratory relief action was unnecessary because there was no threat of imminent or inevitable litigation at the time the complaint was filed.

               On January 16, 2003, Biomet filed an action in the United States District Court for the Northern District of Indiana, South Bend Division, against Interpore, Interpore Cross, Cross and Mr. Timm.  The complaint asserted claims alleging causes of action for declaration of patent ownership, constructive trust, patent infringement, misappropriation of trade secrets and unjust enrichment.  Biomet sought an equitable ownership interest in Cross’ U.S. Patent Number 6,206,924 (the “‘924 patent”), a constructive trust over the proceeds of any products relating to the ‘924 patent, including the GEO STRUCTURE device, an injunction against infringement of the ‘924 patent, damages (including treble damages for willful conduct) and attorneys’ fees.  Biomet claimed damages (before trebling) in excess of $1 million.

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

               On June 10, 2003, Interpore entered into a confidential settlement agreement with Biomet, which resolved the matter in its entirety.  On June 17, 2003, Biomet filed a dismissal with prejudice of the complaint.

     Cross Medical Products v. Medtronic Sofamor Danek

               On May 1, 2003, Cross filed an amended complaint in the United States District Court for the Central District of California against Medtronic Sofamor Danek, Inc. and Medtronic Sofamor Danek USA, Inc. (collectively, “Medtronic”), which complaint alleges that Medtronic has infringed and continues to infringe Cross’ US Patent Nos. 5,466,237, 5,474,555 and 5,624,442.  These patents relate to technology embodied in certain components of the SYNERGY Spinal System.  The complaint seeks damages for willful past and continuing infringement of the patents.  The complaint also seeks a declaratory judgment against Medtronic that Cross is not infringing US Patent Nos. 5,591,165, 4,641,636, 4,815,453 and 5,005,562.  On June 23, 2003, Medtronic filed counterclaims for a declaratory judgment that it does not infringe Cross’ patents, and that the patents are invalid and unenforceable.  Cross is unable at this time to predict the outcome of this litigation.

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

               On May 16, 2003, Interpore held its 2003 Annual Meeting of Stockholders to vote on two proposals.  The number of shares entitled to vote was 17,347,339.  The number of shares represented in person or by proxy was 14,892,808.

The following are the voting results for the proposals:

PROPOSAL 1:	Election of two Class 2 members of the Board of Directors of Interpore to serve until the Annual Meeting of Stockholders in the year 2006 or until their successors are duly elected and qualified:

Nominee	Number of votes	Percentage of shares present and voting

William A. Eisenecher
For	12,507,970	84.0%
Withheld	2,384,838	16.0%
Daniel A. Funk, MD
For	12,508,652	84.0%
Withheld	2,384,156	16.0%

PROPOSAL 2:	To approve the adoption of the Interpore 2003 Equity Participation Plan, pursuant to which 400,000 share of Common Stock will be available for issuance:

	Number of votes	Percentage of shares present and voting

For	13,137,425	88.2%
Against	1,696,021	11.4%
Abstain	59,362.4%
Total Votes	14,892,808	100.0%

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits.

	10.1	Interpore 2003 Equity Participation Plan.*
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference from our Proxy Statement for the 2003 Annual Meeting of Stockholders.

b.	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: August 8, 2003	INTERPORE INTERNATIONAL, INC.
(Registrant)

	By:	/s/ DAVID C. MERCER

David C. Mercer, Chairman and Chief Executive Officer

	By:	/s/ RICHARD L. HARRISON

Richard L. Harrison Sr. Vice President and Chief Financial Officer