Form 10-Q
period 2003-09-30
INTERPORE INTERNATIONAL INC /DE/
filed 2003-11-13
CIK 854093

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

Yes ☒ No ☐

As of November 7, 2003, there were 17,872,379 shares of the registrant’s common stock issued and outstanding.

Interpore International, Inc.

Interpore International, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2002	September 30, 2003
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,810	$5,227
Short-term investments	—	7,678
Accounts receivable, less allowance for doubtful accounts of $797 and $651 in 2002 and 2003, respectively	12,632	12,291
Inventories	31,995	33,670
Prepaid expenses	1,484	2,500
Deferred income taxes	2,154	2,154

Total current assets	50,075	63,520
Property, plant and equipment, net	3,410	3,021
Deferred income taxes	799	799
Goodwill	20,201	20,324
Other intangible assets, net	2,548	2,566
Other assets	209	789

Total assets	$77,242	$91,019

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,932	$1,981
Accrued compensation and related expenses	1,803	2,104
Accrued royalties	530	518
Income taxes payable	—	2,078
Other accrued liabilities	943	1,396

Total current liabilities	6,208	8,077

Long-term debt	5,818	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: Authorized shares – 5,000,000; issued and outstanding shares – none	—	—
Common stock, par value $.01 per share: Authorized shares – 50,000,000; issued and outstanding shares – 17,932,464 at December 31, 2002 and 18,477,379 at September 30, 2003	179	184
Additional paid-in-capital	64,855	68,492
Retained earnings	3,291	17,375

	68,325	86,051

Less treasury stock, at cost - 605,000 shares at December 31, 2002 and September 30, 2003	(3,109)	(3,109)

Total stockholders’ equity	65,216	82,942

Total liabilities and stockholders’ equity	$77,242	$91,019

See accompanying notes.

Interpore International, Inc.

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
Net product sales	$14,724	$16,981	$43,173	$50,106
Royalty income	—	1,525	—	2,589

Total revenues	14,724	18,506	43,173	52,695

Cost of goods sold	4,277	5,170	12,114	14,844

Gross profit	10,447	13,336	31,059	37,851

Operating expenses:
Research and development	1,855	1,808	5,834	6,169
Selling and marketing	6,366	7,285	17,675	20,168
General and administrative	1,845	1,904	5,376	5,288

Total operating expenses	10,066	10,997	28,885	31,625

Income from operations	381	2,339	2,174	6,226

Interest income	1	39	40	104
Interest expense	(11)	(5)	(21)	(23)
Legal settlement	—	—	—	15,000
Other income	202	253	487	699

Total interest and other income, net	192	287	506	15,780

Income before taxes	573	2,626	2,680	22,006
Income tax provision (benefit)	(811)	945	—	7,922

Net income	$1,384	$1,681	$2,680	$14,084

Net income per share:
Basic	$.08	$.09	$.16	$.80
Diluted	$.08	$.09	$.15	$.76
Weighted average shares:
Basic	17,282	17,823	17,219	17,555
Diluted	17,724	19,393	18,059	18,646

See accompanying notes.

Interpore International, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2002	2003
Cash flows from operating activities
Net income	$2,680	$14,084
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	847	924
Amortization	218	239
Stock-based compensation expense	199	318
Changes in operating assets and liabilities:
Accounts receivable	(136)	341
Inventories	(11,740)	(1,675)
Prepaid expenses	(1,204)	(774)
Other assets	28	64
Accounts payable and accrued liabilities	1,871	1,907

Net cash provided by (used in) operating activities	(7,237)	15,428

Cash flows from investing activities
Net cash paid for American OsteoMedix Corporation	(66)	(161)
Capital expenditures	(1,643)	(535)
Expenditures for patent rights	(688)	(257)
Sale of short-term investments	—	2,495
Purchase of short-term investments	—	(10,173)

Net cash used in investing activities	(2,397)	(8,631)

Cash flows from financing activities
Proceeds from (repayment of) long-term debt	3,332	(5,818)
Proceeds from exercise of stock options	1,008	2,343
Proceeds from employee stock purchase plan	60	95

Net cash provided by (used in) financing activities	4,400	(3,380)

Net increase (decrease) in cash and cash equivalents	(5,234)	3,417
Cash and cash equivalents at beginning of period	6,538	1,810

Cash and cash equivalents at end of period	$1,304	$5,227

See accompanying notes.

Interpore International, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2003

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to Securities and Exchange Commission regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position at September 30, 2003 and the consolidated results of operations and cash flows for the periods ended September 30, 2002 and 2003.

The accompanying condensed consolidated financial statements include the accounts of Interpore and its subsidiaries after elimination of all significant intercompany transactions.

The results of operations and cash flows for the periods ended September 30, 2003 are not necessarily indicative of results to be expected for future quarters or the full year.

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

Basic earnings per share (EPS) is calculated by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities, consisting of employee stock options and warrants. The following table presents the computation of net income per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
Net income	$1,384	$1,681	$2,680	$14,084

Shares used in computing net income per share - basic:
Weighted average common shares outstanding	17,282	17,823	17,219	17,555

Effect of dilutive securities:
Common share equivalents outstanding	442	1,570	840	1,091

Shares used in computing net income per share - diluted	17,724	19,393	18,059	18,646

Basic earnings per share	$.08	$.09	$.16	$.80
Diluted earnings per share	$.08	$.09	$.15	$.76

Stock option shares excluded from the diluted earnings per share calculation because their assumed conversion would have been anti-dilutive	1,196	9	124	19

5.	Inventories

Inventories are stated at the lower of first-in, first-out average cost or market. Inventories are comprised of the following (in thousands):

	December 31, 2002	September 30, 2003
Raw materials	$4,655	$3,394
Work-in-process	874	1,268
Finished goods	26,466	29,008

	$31,995	$33,670

6.	Stock Option Plans

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

The following table illustrates the effect on net income per share, had compensation expense for the employee stock-based plans been recorded based on the fair value method under SFAS 123 (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
Net income, as reported	$1,384	$1,681	$2,680	$14,084
Deduct: total stock based employee compensation expense determined under fair value based method, net of related tax effects	392	360	1,175	1,064

Net income, as adjusted	$992	$1,321	$1,505	$13,020

Basic net income per share:
As reported	$.08	$.09	$.16	$.80
As adjusted	$.06	$.07	$.09	$.74
Diluted net income per share:
As reported	$.08	$.09	$.15	$.76
As adjusted	$.06	$.07	$.08	$.70

7.	Income Taxes

The effective tax rate for the third quarter of 2003 was 36%. During the third quarter of 2002, Interpore revised its estimate of the expected effective tax rate for 2002 to 0%, and applied this revised rate to year-to-date pre-tax income resulting in a tax benefit being recorded in the quarter. The effective tax rates for the nine months ended September 30, 2002 and 2003 were 0% and 36%, respectively.

8.	Goodwill

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. SFAS 141 addresses financial accounting and reporting for business combinations and requires all business combinations to be accounted for using the purchase method. SFAS 142 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Goodwill and other intangible assets with indefinite lives are no longer amortized, but instead subject to impairment tests at least annually. The impairment test is comprised of two parts. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds the fair value of a reporting unit, the second step of the goodwill impairment test must be performed. The second step compares the implied fair value of the reporting unit’s goodwill with the respective carrying amount in order to determine the amount of impairment loss, if any. In July 2001, upon the acquisition of American OsteoMedix Corporation (“AOM”), Interpore early adopted SFAS 141 and SFAS 142. In connection with the acquisition, approximately $20 million of the purchase price was allocated to goodwill. Prior to July 2001, Interpore had no goodwill or other intangible assets with indefinite lives. In accordance with SFAS 142. Interpore performed the first part of the two-step goodwill impairment test. For Interpore’s subsidiary, AOM, for which goodwill was recorded, Interpore determined that the fair value exceeded the carrying amount as of January 1, 2002. As a result, the second step of the impairment test was not required. Interpore performed the annual impairment test during the quarter ended

September 30, 2003 and determined that there was no impairment of goodwill. Interpore intends to perform its annual impairment test of goodwill during the respective third quarter of subsequent years.

9.	Recent Accounting Pronouncements

In January 2003 the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires the primary beneficiary of a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the end of periods ending after December 15, 2003. Interpore is currently reviewing its investments and other arrangements to determine whether any of its investee companies are VIEs. Interpore does not expect to identify any significant VIEs that would be consolidated, but may be required to make additional disclosures. The provisions of FIN 46 are effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. Interpore has not invested in any new VIEs created after January 31, 2003.

10.	Commitments and Contingencies

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

On October 10, 2003, Medtronic filed a motion to amend its answer and counterclaims to add certain affirmative defenses and causes of action against Cross on behalf of Medtronic and SDGI Holdings, Inc. (“SDGI”) for past and continued infringement of U.S. Patent Nos. 6,152,927 and 6,533,786 based on Cross’ C-TEK anterior cervical plate system. That motion was set for hearing on November 3, 2003.

On October 22, 2003, the Court, at the request of Cross, dismissed Cross’ claims for declaratory judgment that Cross is not infringing U.S. Patent Nos. 5,591,165, 4,641,636, 4,815,453 and 5,005,562.

On November 3, 2003, the Court granted Medtronic’s motion to amend its answer and counterclaims to allege causes of action against Cross on behalf of Medtronic and SDGI for past and continued infringement of U.S. Patent Nos. 6,152,927 and 6,533,786 based on Cross’ C-TEK anterior cervical plate system.

On October 22, 2003, Cross, Interpore Cross, and Interpore Orthopaedics, Inc. (“Interpore Orthopaedics”) filed an amended complaint in the United States District Court for the Central District of California against Medtronic and SDGI, which complaint alleges that Medtronic has infringed and continues to infringe Cross’ U.S. Patent No. 6,224,602. That patent relates to technology embodied in certain components of the C-TEK anterior cervical plate system. The complaint seeks damages for willful past and continuing infringement of the patent. The complaint also seeks a declaratory judgment against Medtronic and SDGI that Interpore Cross and Interpore Orthopaedics are not infringing U.S. Patent Nos. 6,152,927 and 6,533,786.

Interpore is unable at this time to predict the outcome of these litigations.

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

Our revenues are generated from the sale of medical device products and from the receipt of royalty payments from third parties to which we have granted licenses to certain of our spinal implant patents. Our medical device products fall into three principal categories—spinal implant products, orthobiologic products and minimally invasive surgery, or M.I.S., products. Our spinal implant products consist of titanium or stainless steel hooks, rods, plates, spacers and screws and related instruments required for the surgeon to assemble a construct which restores the natural anatomy of the spine, keeping it immobilized while a bone graft eventually fuses the vertebrae. Our orthobiologic products consist of bone graft substitute materials and products used to derive Autologous Growth Factors®, or AGF®. AGF fibrinogen-rich extract is used to provide faster, more complete bone growth and enhance the performance of our bone graft products. Our M.I.S. products consist of instruments and devices used to deliver biocompatible materials into bony structures in a minimally invasive procedure.

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

For our spinal implant products and M.I.S. products, we invoice hospitals directly following a surgical procedure in which our products are used. These products are made available to hospitals from consignment inventories maintained by our independent agencies and direct sales representatives, or from loaner implant sets that we ship from our facility. For our orthobiologic products, we generally ship directly to hospitals from our facility, and we invoice hospitals upon shipment. Our AGF and ACCESS processors are usually placed on consignment at hospitals; the hospitals are invoiced for AGF and ACCESS® disposables.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

•	Revenue from sales of product where the customer immediately accepts title is recorded at the time of shipment. Revenue from sales of consigned inventory is recorded upon receipt of written acknowledgement from independent agencies, direct sales representatives or customers that the product has been used in a surgical procedure. Provision is made currently for estimated product returns based on historical experience and other known factors.

•	Royalty income is recorded upon receipt of royalty payments from third parties to which we have granted licenses to certain of our spinal implant patents. These licenses provide for royalties calculated at a negotiated percentage of sales of specified spinal implant products by the third parties.

•	We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

•	We provide an inventory reserve for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs would be required.

•	We have significant intangible assets, including goodwill. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Changes in strategy or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.

•	We currently have deferred tax assets, which are subject to periodic recoverability assessments. Realization of our deferred tax assets is principally dependent upon our achievement of projected future taxable income. We evaluate the realizability of the deferred tax assets annually.

Results of Operations

The following table presents our results of operations as percentages:

	Three months ended September 30,			Nine months ended September 30,
	Percentage of total revenues		Percentage change	Percentage of total revenues		Percentage change
	2002	2003	2003 vs. 2002	2002	2003	2003 vs. 2002
Total revenues	100.0%	100.0%	25.7%	100.0%	100.0%	22.1%
Cost of goods sold	29.0%	27.9%	20.9%	28.1%	28.2%	22.5%

Gross profit	71.0%	72.1%	27.7%	71.9%	71.8%	21.9%

Operating expense:
Research and development	12.6%	9.8%	(2.5%)	13.5%	11.7%	5.7%
Selling and marketing	43.3%	39.4%	14.4%	40.9%	38.3%	14.1%
General and administrative	12.5%	10.3%	3.2%	12.5%	10.0%	(1.6%)

Total operating expenses	68.4%	59.5%	9.2%	66.9%	60.0%	9.5%

Income from operations	2.6%	12.6%	513.9%	5.0%	11.8%	186.4%

Three months ended September 30, 2002 and 2003

For the quarter ended September 30, 2003, total revenues of $18.5 million were $3.8 million, or 25.7%, higher than total revenues of $14.7 million for the same period of 2002. Net product sales for the quarter ended September 30, 2003 of $17.0 million were $2.3 million, or 15.3%, higher than net product sales of $14.7 million for the quarter ended September 30, 2002. The following table presents total revenues by category (in thousands):

	Three months ended September 30,		Change
	2002	2003	Amount	%
Spinal implant product sales	$9,569	$11,450	$1,881	19.7%
Orthobiologic product sales	4,200	4,512	312	7.4%
M.I.S. product sales	955	1,019	64	6.7%

Net product sales	14,724	16,981	2,257	15.3%
Royalty income	—	1,525	1,525	n/a

Total revenues	$14,724	$18,506	$3,782	25.7%

Sales of spinal implant products for the quarter ended September 30, 2003 increased by $1.9 million, or 19.7%, to $11.5 million, compared to $9.6 million for the quarter ended September 30, 2002. The increase is primarily attributable to growth in sales of C-TEK® and GEO STRUCTURE™ products as well as sales of our recently released ALTIUS™ and TPS™-TL products.

Sales of orthobiologic products increased by $312,000, or 7.4%, to $4.5 million for the quarter ended September 30, 2003, compared to $4.2 million for the quarter ended September 30, 2002. During 2002, we experienced a decline in year-over-year orthobiologic products sales, which we attribute primarily to increased competition for platelet-based growth factor products and to the focus of our independent sales agencies on the spinal implant market. To combat the decline in sales of our orthobiologic products, our strategy has been to introduce new orthobiologic products and expand the direct sales force specifically responsible for sales of these products. The third quarter sales growth resulted primarily from sales of our INTERGRO™ allograft putty products, which were introduced in 2002 and 2003. We anticipate that these strategic efforts may result in the continuation of the improved sales trend in our orthobiologic products; however, we cannot assure you that INTERGRO will achieve additional market acceptance; that we will be able to successfully introduce ACCESS, our improved AGF processing system; or that our efforts in hiring domestic direct sales representatives to focus on our orthobiologic products will be successful.

Sales of M.I.S. products increased by $64,000, or 6.7%, to $1.0 million for the quarter ended September 30, 2003, compared to $955,000 for the quarter ended September 30, 2002. In the fourth quarter of 2002, we initiated significant organization changes in our M.I.S business, beginning with the closing of the M.I.S. related facility in Leesburg, Virginia. In early 2003 we hired two domestic sales division managers for our M.I.S. products and began to expand the direct sales force which is exclusively focused on selling our M.I.S. products. Second quarter 2003 domestic sales of M.I.S. products increased by 16% when compared to the first quarter of 2003; however, third quarter 2003 domestic sales decreased by 8% when compared to the second quarter of 2003. The length of time it takes for a newly-hired direct sales representative to achieve a satisfactory level of monthly sales is greater than we had anticipated. Nonetheless, we believe that these efforts are necessary to help generate continued growth in sales in this product category. However, we cannot assure you that our efforts will ultimately result in the sales growth we expect in M.I.S. products.

Domestic sales of all product categories increased $2.2 million, or 18.1%, to $14.2 million for the quarter ended September 30, 2003, compared to $12.0 million for the same period of 2002. International sales for the quarter ended September 30, 2003 increased by $83,000 or 3.1%, to $2.8 million from $2.7 million for the quarter ended September 30, 2002.

During the quarter ended September 30, 2003, we received royalty payments totaling $1.5 million from third parties to which we have granted licenses to certain of our spinal implant patents. This royalty payment stream began in the second quarter of 2003.

For the quarter ended September 30, 2003, gross profit was 72.1% of total revenues compared to 71.0% of total revenues for the quarter ended September 30, 2002. However, before accounting for the effect of the royalty income, the gross profit as a percentage of net sales declined from 71.0% in the quarter ended September 30, 2002 to 70.0% in the quarter ended September 30, 2003. This decline reflects the comparatively lower gross margin on sales of certain recently released products, primarily INTERGRO allograft products and ACCESS processors.

Total operating expenses for the quarter ended September 30, 2003 increased by $931,000, or 9.2%, to $11.0 million, compared to $10.1 million for the same quarter of 2002. However, as a percentage of total revenue, total operating expenses decreased from 68.4% in the third quarter of 2002 to 59.5% in the third quarter of 2003. Research and development expenses decreased by $47,000, or 2.5%, compared to the third quarter of 2002. Selling and marketing expenses increased $919,000, or 14.4%, compared to the third quarter of 2002, primarily due to our investment in additional direct sales personnel for our orthobiologic and M.I.S. products. General and administrative expenses increased $59,000, or 3.2%, compared to the third quarter of 2002.

Total interest and other income increased to $287,000 for the quarter ended September 30, 2003, compared to $192,000 during the same period of 2002. The increase is primarily the result of higher non-core product royalty income and interest income on higher average cash and short-term investment balances.

The effective tax rate for the third quarter of 2003 was 36%. Tax savings projects undertaken during the third quarter ended September 30, 2002 generated a significant tax benefit in that quarter, resulting in the reversal of the $811,000 tax provision that had been recorded for the first six months of 2002.

Nine months ended September 30, 2002 and 2003

For the nine months ended September 30, 2003, total revenues of $52.7 million were $9.5 million, or 22.1%, higher than total revenues of $43.2 million for the same period of 2002. Net product sales for the nine months ended September 30, 2003 of $50.1 million were $6.9 million, or 16.1%, higher than net product sales of $43.2 million for the nine months ended September 30, 2002. The following table presents total revenues by category (in thousands):

	Nine months ended September 30,		Change
	2002	2003	Amount	%
Spinal implant product sales	$26,742	$32,889	$6,147	23.0%
Orthobiologic product sales	13,359	14,112	753	5.6%
M.I.S. product sales	3,072	3,105	33	1.1%

Net product sales	43,173	50,106	6,933	16.1%
Royalty income	—	2,589	2,589	n/a

Total revenues	$43,173	$52,695	$9,522	22.1%

Sales of spinal implant products for the nine months ended September 30, 2003 increased by $6.1 million, or 23.0%, to $32.9 million, compared to $26.7 million for the nine months ended September 30, 2002. The increase is primarily attributable to growth in sales of SYNERGY™, C-TEK and GEO STRUCTURE products as well as sales of our recently released ALTIUS and TPS-TL products.

Sales of orthobiologic products increased by $753,000, or 5.6%, to $14.1 million for the nine months ended September 30, 2003, compared to $13.4 million for the nine months ended September 30, 2002. The increase resulted primarily from sales of our INTERGRO allograft putty products.

Sales of M.I.S. products were approximately $3.1 million in both nine month periods ended September 30, 2003 and September 30, 2002.

Domestic sales for all product categories increased $4.9 million, or 13.8%, to $40.3 million for the nine months ended September 30, 2003, compared to $35.4 million for the same period of 2002. International sales of $9.8 million for the nine months ended September 30, 2003 were $2.0 million, or 26.5%, higher than sales of $7.7 million for the same period of 2002.

During the nine month period ended September 30, 2003, we received royalty payments totaling $2.6 million from third parties to which we have granted licenses to certain of our spinal implant patents. This royalty payment stream began in the second quarter of 2003.

For the nine months ended September 30, 2003, the gross margin was 71.8% of total revenues, compared to 71.9% of total revenues for the nine months ended September 30, 2002. However, before accounting for the effect of the royalty income, the gross profit as a percentage of net sales declined from 71.9% in the nine months ended September 30, 2002 to 70.4% in the nine months ended September 30, 2003. This decline reflects the comparatively lower gross margin on sales of certain recently released products, primarily INTERGRO allograft products and ACCESS processors.

Total operating expenses for the nine months ended September 30, 2003 increased by $2.7 million, or 9.5%, to $31.6 million, compared to $28.9 million for the same period of 2002. As a percentage of total revenues, total operating expenses decreased from 66.9% in the nine months ended September 30, 2002 to 60.0% in the same period of 2003. Research and development expenses increased for the nine months ended September 30, 2003 by $335,000, or 5.7%, as compared to the same period in 2002 due primarily to efforts related to the development of potential new products. Selling and marketing expenses for the nine months ended September 30, 2003 increased by $2.5 million, or 14.1%, compared to the nine months ended September 30, 2002, primarily due to our investment in additional direct sales personnel for our orthobiologic and M.I.S. products. General and administrative expenses decreased by $88,000, or 1.6%, compared to the nine months ended September 30, 2002.

Total interest and other income increased to $15.8 million for the nine months ended September 30, 2003, compared to $506,000 during the same period of 2002. Other income in 2003 includes a $15 million payment from DePuy Spine, received in January 2003, in settlement of patent litigation.

The effective tax rate for the nine months ended September 30, 2003 was 36.0%. Because of the significant tax benefit in 2002 resulting from tax savings projects undertaken during the third quarter ended September 30, 2002, we recorded no income tax provision for the nine months ended September 30, 2002.

Liquidity and Capital Resources

At September 30, 2003, cash, cash equivalents and short-term investments totaled $12.9 million, an increase of $11.1 million from $1.8 million at December 31, 2002. We have a $10.0 million secured revolving bank line of credit which expires in June 2005. At December 31, 2002, we had borrowed approximately $5.8 million under this facility to fund our 2002 working capital needs, which were driven primarily by significant investments in inventories to support new product launches. On January 27, 2003, we received the $15 million payment from DePuy Spine in settlement of patent litigation, some of which was used to pay off the outstanding balance on our line of credit. We currently have no outstanding borrowings under our line of credit.

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

At September 30, 2003, we had no material commitments for capital expenditures.

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

The market for our products is intensely competitive, subject to change and significantly affected by new product introductions and other market activities of industry participants. Our principal global competitors with respect to our spinal implant product line are Medtronic Sofamor Danek, Inc., DePuy Spine, Inc., a Johnson & Johnson company, and Synthes-Stratec, Inc. Our principal global competitors with respect to our orthobiologic products include DePuy Spine, Inc., Medtronic Sofamor Danek, Inc., Osteotech, Inc., Orthovita, IsoTis OrthoBiologics, Regeneration Technologies and Wright Medical Technology. Our principal competitor with respect to our minimally invasive surgery products is Kyphon Inc. We compete in all of our markets primarily on the basis of product performance and price, as well as customer loyalty and service. Many of our competitors have greater resources for product development, sales and marketing and patent litigation than we do. Accordingly, they could substantially increase the resources they devote to the development and marketing of products that are competitive with ours. Many of our potential customers have existing relationships with our competitors that could make it difficult for us to continue to penetrate the markets for our products. Additionally, several of our competitors have broader product lines that we do. Moreover, our competitors may develop and successfully commercialize medical devices that directly or indirectly accomplish what our products are designed to accomplish in a superior and less expensive manner. If our competitors’ products prove to be more successful than ours, our products could be rendered obsolete. If we fail to compete successfully against our existing or potential competitors, our operating results may be adversely affected.

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

Our ability to increase the market penetration of AGF, via the introduction of our new ACCESS processing system, is uncertain.

Our AGF related products were commercially launched in 1999 and were the first products available that could concentrate a patient’s platelet-derived growth factors to levels shown in studies that would enhance bone growth in grafts. Since that time, several competitors have introduced competitive products that, while unable to achieve comparable growth factor concentrations, are simpler to use than our original AGF processing system and can produce smaller quantities at a lower cost. As a result, sales of our AGF related products have declined.

We have designed our new ACCESS system, soon to be commercially launched, to address these competitive issues. We are also in late stages of building a direct sales force for our orthobiologic products, and this direct sales force will be a critical component in our domestic introduction of ACCESS. However, our competitors have greater financial resources and distribution than us, and we cannot assure you that our efforts to increase sales of AGF related products via the ACCESS launch will be successful.

Additionally, published data regarding the efficacy of AGF are limited. If long-term studies or clinical experience indicate that procedures involving AGF do not provide patients with improved clinical outcomes, anticipated sales of our AGF related products and ACCESS technology may never materialize. Our success in selling our AGF related products will depend, in large part, on the medical community’s acceptance of AGF. The medical community’s acceptance of AGF will depend upon our ability to demonstrate the efficacy of AGF and its advantages, favorable clinical performance and cost-effectiveness. We cannot predict whether the medical community will accept AGF or ACCESS or, if accepted, the extent of the medical community’s use of these products. If long-term studies or clinical experience indicate that AGF causes negative effects, we could be subject to significant liability.

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

We are from time to time involved in litigation to protect or enforce our patents and proprietary rights, or to defend against claims brought by others, which could be expensive and time consuming.

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

For the nine months ended September 30, 2003, approximately 20% of our net product sales were generated outside the United States. We expect that such sales will continue to account for a significant portion of our revenue in the future. Our international sales subject us to other inherent risks, including the following:

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

The information contained in this report is as of September 30, 2003, unless expressly stated as of another date. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities and Exchange Commission. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled “Certain Business Considerations” in our Annual Report on Form 10-K for the year ended December 31, 2002. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

On October 10, 2003, Medtronic filed a motion to amend its answer and counterclaims to add certain affirmative defenses and causes of action against Cross on behalf of Medtronic and SDGI Holdings, Inc. (“SDGI”) for past and continued infringement of U.S. Patent Nos. 6,152,927 and 6,533,786 based on Cross’ C-TEK anterior cervical plate system. That motion was set for hearing on November 3, 2003.

On October 22, 2003, the Court, at the request of Cross, dismissed Cross’ claims for declaratory judgment that Cross is not infringing U.S. Patent Nos. 5,591,165, 4,641,636, 4,815,453 and 5,005,562.

On November 3, 2003, the Court granted Medtronic’s motion to amend its answer and counterclaims to allege causes of action against Cross on behalf of Medtronic and SDGI for past and continued infringement of U.S. Patent Nos. 6,152,927 and 6,533,786 based on Cross’ C-TEK anterior cervical plate system.

On October 22, 2003, Cross, Interpore Cross, and Interpore Orthopaedics, Inc. (“Interpore Orthopaedics”) filed an amended complaint in the United States District Court for the Central District of California against Medtronic and SDGI, which complaint alleges that Medtronic has infringed and continues to infringe Cross’ U.S. Patent No. 6,224,602. That patent relates to technology embodied in certain components of the C-TEK anterior cervical plate system. The complaint seeks damages for willful past and continuing infringement of the patent. The complaint also seeks a declaratory judgment against Medtronic and SDGI that Interpore Cross and Interpore Orthopaedics are not infringing U.S. Patent Nos. 6,152,927 and 6,533,786.

Interpore is unable at this time to predict the outcome of these litigations.

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

DATE: November 12, 2003	INTERPORE INTERNATIONAL, INC.
(Registrant)

	By:	/s/ David C. Mercer
David C. Mercer, Chairman and Chief Executive Officer

	By:	/s/ Richard L. Harrison
Richard L. Harrison Sr. Vice President and Chief Financial Officer