Form 10-K
period 2003-12-31
INTERPORE INTERNATIONAL INC /DE/
filed 2004-03-15
CIK 854093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2003

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

Common stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by the check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2).    Yes  ☒    No  ☐

Based on the closing price on the Nasdaq Stock Market on June 28, 2003 (the last business day of registrant’s most recently completed second fiscal quarter) the aggregate market value of voting stock of Interpore International, Inc. held by non-affiliates was $188,079,000. For purposes of this calculation, we assume directors, officers and holders of ten percent or more of our common stock outstanding are affiliates. The number of shares of common stock outstanding as of February 27, 2004 was 17,984,212.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Joint Proxy Statement for the 2004 Annual Meeting of Stockholders of Interpore International, Inc. are incorporated by this reference into Part III as set forth herein.

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

Recent Developments

On March 7, 2004, we entered into a definitive agreement with Biomet, Inc. under which Biomet will acquire all of our outstanding common stock for cash in an amount equal to $14.50 per share, which represents a total equity value of approximately $280 million. Although the transaction is subject to regulatory approval, approval by our stockholders and other customary closing conditions, we expect the transaction to close in the second quarter of 2004.

Spine Anatomy

The spinal column consists of 24 separate bones called vertebrae that are connected together to permit a normal range of motion. The spinal cord, the body’s central nerve column, is enclosed within the spinal column. Vertebrae are paired into what are called motion segments that move by means of three joints: two facet joints and one spinal disc. The typical spine, as it relates to spinal implants, is made up of the following four main regions beginning at the skull:

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

We estimate that product sales in the U.S. spinal implant market are divided approximately as follows: 59% in the thoraco-lumbar spine generally using posterior instrumentation systems (i.e., hooks, rods and screws), 23% in the cervical spine using anterior plates or posterior instrumentation systems, and 18% using intervertebral devices, often referred to as spine cages.

For years, spine fusion surgery has frequently been utilized in advanced cases of spine disorders. However, many spinal product companies, including us, and developing surgeons are designing artificial disc prostheses, the first of which is expected to be FDA approved in 2005. The rationale of the artificial disc replacement is to implant a device that maintains the natural spinal motions rather than fusing vertebrae together. Many physicians believe that avoidance of spinal fusion surgery in degenerative disc disease patients may prolong the health of adjacent vertebrae and discs, thereby avoiding the need to perform subsequent spinal fusion procedures. Future sales of artificial disc implants may cause the market for implants used in spinal fusion procedures to decline. We do not anticipate that our artificial disc product will receive FDA approval prior to 2008.

Our Spinal Implant Products

In the spinal implant product category, our principal product offering includes the SYNERGY™ Spinal System, the C-TEK® Anterior Cervical Plate system, the GEO STRUCTURE™ vertebral body replacement device, the ALTIUS™ Occipito-Cervico-Thoracic System and the TPS™ Telescopic Plate Spacer. We believe our product offering is applicable to nearly all spine stabilization procedures.

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

GEO STRUCTURE Vertebral Body Replacement. The GEO STRUCTURE is a uniquely designed titanium spinal implant that can be manufactured in a variety of shapes and sizes. We received FDA 510(k) clearance for the oval-shaped version of this product in the third quarter of 2001 and for the rectangular-shaped version in the first quarter of 2002. The rectangular version was introduced to the market in the fourth quarter of 2002, and the oval version was introduced in the third quarter of 2003. We recently filed a FDA 510(k) for a bent-rectangular-shaped version and expect to market this version in the first half of 2004. We believe our GEO STRUCTURE offers a number of benefits, including the following:

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

ALTIUS Occipito-Cervico-Thoracic System. Our ALTIUS system is intended to promote fusion of the cervical spine and occipito-cervico-thoracic junction affected by degenerative conditions, deformity, trauma and tumors. We received FDA 510(k) clearance for this product in December 2002 and began selling ALTIUS in the first half of 2003. We believe our ALTIUS system offers a number of benefits, including the following:

•	Variable-post screws allow for adjustment in any direction and simplify assembly of connectors and rod onto the screws.

•	Lateral adjusting screw connectors accommodate varying patient anatomy and optimize screw placement and allow increased lateral adjustment, reducing the need for precise contouring of the rod.

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

Our Orthobiologic Products

Our principal orthobiologic offering includes bone graft products and AGF® (Autologous Growth Factors®) related products. Our PRO OSTEON® products are implanted in a bone deficit and provide a matrix that facilitates new bone ingrowth. PRO OSTEON was the first synthetic bone graft substitute to obtain FDA approval for orthopedic applications. Our BONEPLAST® is a resorbable bone void filler that is replaced by the patient’s own bone during the healing process. Our INTERGRO® Osteoinductive DBM putty and paste combines allograft material with a non-toxic, lipid carrier. AGF products concentrate growth factors derived intraoperatively from platelets found in a patient’s own blood. These growth factors are known to initiate the bone healing cascade.

Bone Graft Substitutes. Our PRO OSTEON bone graft substitute products are derived from the exoskeleton of two specific genera of coral and chemically converted into a material with porosity, architecture and chemical composition similar to that of human bone, using our proprietary manufacturing process. Due to its interconnected porous structure, the graft provides a matrix that facilitates new bone ingrowth. Our INTERGRO DBM putty and paste are off-the-shelf, moldable tissue grafts. Our BONEPLAST bone void filler is a calcium sulfate (plaster-of-paris) material that resorbs and is replaced with bone during the healing process. Our line of bone graft substitutes includes:

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

Our PRO OSTEON, BONEPLAST and INTERGRO DBM products compare favorably with autograft, allograft and other synthetic bone grafts used today. We believe our products:

•	Eliminate morbidity and cost associated with autograft harvesting;

•	Eliminate disease transmission and host rejection risk;

•	Require no special handling or storage conditions; and

•	Are osteoconductive and biocompatible.

In addition, our INTERGRO DBM putty and paste have the following beneficial properties:

•	Demonstrates osteoinductive properties;

•	Putty-like consistency allows the product to be easily molded to fit virtually any shaped defect;

•	Formulated with a natural lipid carrier that is resistant to breakdown by bodily fluids or temperature; and

•	Contain no fillers such as glycerol, which has been shown to have toxic effects.

AGF (Autologous Growth Factors) and ACCESS® System. AGF products concentrate growth factors derived from platelets in a patient’s blood which have been known to encourage more complete and rapid bone growth in bone defects. Our key AGF related product is the ACCESS system which utilizes the UltraConcentrator® Permeability Hemodialyzer disposable. Initially cleared for marketing by the FDA in the fourth quarter of 1998, these products are used to produce a concentrated growth factor gel from platelets in the patient’s own blood. Our AGF related products were commercially launched in 1999. Our ACCESS system was cleared for marketing by the FDA in 2002 and commercially launched in the first quarter of 2003.

The original process for collecting AGF from the patient’s blood requires the use of a cell washer and involves numerous procedural steps. The ACCESS system eliminates the reliance on a cell washer, substantially simplifies the process by eliminating a significant number of processing steps, and permits the option of producing smaller quantities of AGF. We designed the ACCESS system to compete with other similar products in the market that are simpler to use than our original AGF processing system and that permit the physician to produce smaller quantities at a lower cost.

In the AGF collection process, blood from the patient is separated into different component layers. One of the layers, known as the “buffy coat,” contains platelet-rich plasma and white blood cells. The buffy coat is processed using our proprietary filtering technology which super-concentrates the platelets and fibrinogen, producing a “cocktail” of growth factors, including Platelet-Derived Growth Factor and Transforming Growth Factor Beta. With the addition of thrombin, the fibrinogen contained in AGF is converted into fibrin, giving AGF a gel-like consistency. AGF can be combined directly with a bone graft material, such as our PRO OSTEON and BONEPLAST products, as well as autograft and allograft, and placed at the bone graft site. The red cells and plasma component layers are returned to the patient, resulting in minimal blood loss.

We believe that AGF provides the surgeon with the growth factors desired for faster and more complete bone graft healing. Additionally, AGF offers the following benefits:

•	Many surgeons prefer autologous solutions, such as AGF, that are derived from the patient’s own tissues;

•	AGF’s gel-like consistency improves handling properties and fixes the bone graft material to the bone defect site;

•	AGF produces a “cocktail” of many cell-stimulating growth factors;

•	Using the patient’s own growth factors eliminates dosage concerns; and

•	The cost of AGF is lower than that anticipated for recombinant products recently introduced or in development.

Minimally Invasive Surgery Market Overview

Minimally invasive surgery, or M.I.S., is the term used to describe surgical procedures that can be performed through very small surgical openings, thereby limiting the amount of damage to tissues surrounding the surgical site. There is great interest in identifying procedures within orthopedics that are conducive to minimally invasive surgery techniques. To date, arthroscopic procedures, particularly for the knee, have been the focus. However, it is believed that spine procedures offer a broad opportunity for improved technique via the use of M.I.S. procedures. Within the spine market currently, minimally invasive procedures are increasingly being used to address spine fractures caused by osteoporosis, also known as vertebral compression fractures. Osteoporosis is a systemic skeletal disease characterized by loss of bone mass and microarchitectural deterioration of the bone tissue, with a consequent increase in bone fragility and susceptibility to fracture. These fractures can result in an increased risk of death, significant pain, reduced respiratory function and impaired quality of life.

It is estimated that there are approximately 700,000 vertebral compression fractures in the United States annually, and approximately two-thirds go undiagnosed or untreated. Of the patients who present with vertebral compression fractures, approximately 200,000 to 300,000 annually are diagnosed and are treated with marginal success using drugs, bed rest and bracing. A small but increasing portion undergo surgical procedures known as vertebroplasty, kyphoplasty or osteoplasty, in which a reinforcing material is delivered into the fractured vertebra in order to eliminate micro-motion of bone fragments for the relief of pain and to provide strengthening of the vertebra. Historically, these procedures have been performed primarily by interventional radiologists, but are increasingly being performed by orthopedic surgeons and neurosurgeons.

Our Minimally Invasive Surgery Products

Our M.I.S. products consist of systems designed to facilitate the delivery of materials into bone through small incisions, a procedure we refer to as osteoplasty. Initially, these products were used by surgeons in the treatment of vertebral compression fractures. In 2003, we introduced the Curved CDO™ System, which has an application in other orthopaedic procedures.

•	CDO System. Our CDO System is designed to facilitate the delivery of materials into bone through a small incision. The CDO System provides key benefits for surgeons and their patients, including enhanced diagnostic capabilities during the procedure, low-pressure delivery, improved control, significantly reduced procedural times and shorter recovery time.

•	LP2™ System. Our LP2 System provides easy access to smaller bony anatomy for material delivery. Its low profile design enhances visualization for accurate placement and also facilitates the low-pressure delivery of viscous materials.

•	Curved CDO System. Our curved CDO System offers a minimally invasive approach to treating hard-to-reach acetabular cup complications in patients who have undergone artificial hip replacement, and avoids the need to remove the acetabular cup or similar hardware.

Research and Development

As of February 1, 2004, our research and development department consisted of 30 full-time employees. We also engage outside consultants and academic research facilities for assistance with our new product development and will license technology from third parties under appropriate circumstances. We plan to continue to use outside resources for product research. We have agreements with prominent spine surgeons, who assisted in the development of certain of our spine systems, under which we pay royalties ranging from approximately 1% to 6% of net revenues generated from the sale of certain products. Our expenditures for research and development were $6.7 million in 2001, $7.8 million in 2002 and $8.4 million in 2003.

Additional spinal implant and orthobiologic products which we currently have under development include:

•	Artificial Disc. Our simple patented design, with no moving parts, could allow a surgeon to replace a diseased disc while maintaining motion of the spine in the affected segment, eliminating the need for fusion. We believe this product will be a Class III device, thereby requiring FDA premarket approval prior to marketing. The next major step in our development process is to obtain FDA approval of an Investigational Device Exemption, or IDE, which would permit commencement of human clinical trials. We expect to file an IDE application with the FDA during the first half of 2004.

•	BIOPLEX™. We have development efforts underway for a polymer-reinforced PRO OSTEON material. We believe that increasing the strength of our resorbable version of PRO OSTEON in various configurations holds promise for potential use as a natural, resorbable alternative to titanium and composite spinal implants currently available in the market. In the second quarter of 2003, we received FDA 510(k) clearance for BIOPLEX for use as a cement restrictor in non-spine indications in the second quarter of 2003. We have applied for CE mark approval and we are currently pursuing approval for additional indications with the FDA.

•	INTERGRO+DBM. – We are developing a version of INTERGRO with PRO OSTEON 500R granules added to produce a version with more structure to compete with similar competitive product offerings. We expect to market this product in the first half of 2004.

•	Void Creator. We are developing a device to be used with our M.I.S. products that is designed to create a cavity in bony structures to facilitate insertion of reinforcing substances. Some surgeons prefer to create a void in vertebrae during vertebroplasty procedures, and we believe this new device, once released, will be a valuable addition to our M.I.S. system. .

Intellectual Property

As part of our ongoing research, development and manufacturing activities, we have a policy of seeking patent protection. Patents relating to particular products, uses or procedures, however, do not preclude other manufacturers from employing alternative processes or from successfully marketing substitute products. We believe that although patents often are necessary to protect our technology and products, the lengthy FDA approval process and certain manufacturing processes are often more significant barriers to entry. Moreover, much of the proprietary technology and manufacturing processes developed by us reside in our key scientific and technical personnel and such technology and processes are not easily transferable to other scientific and technical personnel. The loss of the services of key scientific, technical and manufacturing personnel could have a material adverse effect on our business and results of operations. In addition to our patents, we also own various trademarks protecting our corporate identity and product names.

Spinal Implant Products. We own seventeen U.S. patents related to various aspects of our spine products, including the bone anchor, the rod/anchor interface, instrumentation, transverse connectors, bone stabilization plate and three-dimensional geometric structure. We have six U.S. patents pending concerning enhancements to our current spinal implant systems and for several new products.

Orthobiologic Products. We own fifteen U.S. patents related to our orthobiologic products. Of these, ten relate to our bone graft substitute products, and five are for our growth factor technology. We have three U.S. patents pending relating to several new products.

Minimally Invasive Surgery Products. We own one U.S. patent related to the CDO system and have three patents pending related to the M.I.S. system and the Void Creator, which is currently under development.

We require our employees, consultants and advisors to execute nondisclosure agreements in connection with their employment, consulting or advisory relationships with us. We also require our employees, and some consultants and advisors, to agree to disclose and assign to us all inventions conceived during the work day, using our property or which relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Finally, our competitors may independently develop similar technologies.

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

Spinal implant products are generally used by the spine surgeons and neurosurgeons that perform spine fusion procedures, and they usually make the decision as to which manufacturers’ products will be selected. The selection of an orthobiologic product is made by these same spine surgeons and neurosurgeons as well as the remaining orthopedic surgeons performing procedures requiring a bone graft. M.I.S. products that deliver materials into bone are selected by orthopedic surgeons and neurosurgeons in addition to interventional neuro-radiologists and pain-management specialists that perform vertebroplasty, kyphoplasty and osteoplasty procedures. We direct our marketing efforts to these surgeons.

Our sales organizations are headed by a Senior Vice President of Sales and Distribution. Our domestic sales organization consists of independent agencies and direct sales representatives. As of February 1, 2004, we had contracts with 36 independent agencies which employed approximately 185 sales representatives, and we had 37 direct sales representatives. The domestic sales organization is managed by two Vice Presidents of Domestic Spinal and Biologic Product sales, and a Vice President of Domestic M.I.S. products sales. We invoice hospitals directly, generally at list prices, and pay commissions to the agencies and direct sales representatives. We provide consignment inventories to our independent agencies, direct sales representatives and some hospitals. We select agency organizations and direct sales representatives for their expertise in spinal implant, orthopedic or medical device sales, their reputation within the surgeon community and their sales coverage within a geographic area. Each agency organization and direct sales representative is assigned a sales territory for some or all of our products and is subject to periodic performance reviews. In addition, each new independent sales agency and direct sales representative participates in training programs before initiating sales efforts for our products. We also require each independent agency and direct sales representative to attend periodic sales and product training.

Outside of the United States, we distribute products only through independent distributors. We have a Vice President of International Sales and three Division Managers and have established distribution arrangements with 37 distributors in 31 countries. Our international sales represented approximately 22% of product sales in 2001, 18% of product sales in 2002 and 20% of product sales in 2003. Sales to our international customers are denominated in U.S. dollars.

In the United States, there are no significant customer concentrations, as we invoice hospitals directly for product used or shipped. However, in the international markets, we have three significant distributors that on a combined basis accounted for approximately 51% of our 2003 international sales and 10% of our 2003 worldwide sales.

In order to improve shipping efficiencies and service to our international customers, we have an agreement with a contract warehouse in the Netherlands to ship bone graft products to customers in certain countries outside of North America.

We participate in over two dozen professional meetings, the most significant of which include the North American Spine Society Meeting, the American Academy of Orthopaedic Surgeons Meeting and the Congress of Neurological Surgeons. We also participate in scientific presentations and professional seminars at hospitals and provide funding for surgeon symposia from time to time.

Third-Party Reimbursement

We expect that sales volumes and prices of our products will continue to be dependent in large part on the availability of reimbursement from third-party payors. In the United States, our products are purchased by hospitals that are reimbursed by third-party payors for the devices provided to their patients. Such payors include governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care programs. These third-party payors may deny coverage and reimbursement if they determine that a device used in a procedure was not medically necessary or was not used in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved indication. Also, third-party payors are increasingly challenging the prices charged for medical products and services. In international markets, reimbursement and healthcare payment systems vary significantly by country and many countries have instituted price ceilings on specific product lines. We cannot assure you that our products will be considered medically necessary or cost-effective by third-party payors, that reimbursement will be available or, if available, that the third-party payors’ reimbursement policies will not adversely affect our ability to sell our products profitably.

Particularly in the United States, third-party payors increasingly revisit their payment methodologies and have developed methodologies that result in reimbursement below the prices actually charged by providers for procedures and medical products. In addition, an increasing percentage of insured individuals are receiving their medical care through managed care programs, which monitor and often require pre-approval of the services that a member will receive. Many managed care programs are paying their providers on a capitated basis, which puts the providers at financial risk for the services provided to their patients by paying them a predetermined payment per member per month. The percentage of individuals covered by managed care programs is expected to grow in the United States over the next decade.

We believe that the overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry to reduce the costs of products and services. Some pressures are driven by legislative reform. For example, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 has mandated changes that will revise payment methodologies to providers for certain medical devices. Although there has been some liberalization for recognition of costs of new technologies in connection with inpatient hospital care, at this time we cannot predict the full impact of the legislation on our business, if any. In addition, we cannot assure you that third-party reimbursement and coverage will be available or adequate, or that future legislation, regulation, or reimbursement policies of third-party payors will not adversely affect the demand for our products in development or our ability to sell these products on a profitable basis. The unavailability or inadequacy of third-party payor coverage or reimbursement could have a material adverse effect on our business, operating results and financial condition.

Manufacturing

Spinal Implant Products. We contract with outside vendors for the manufacture of our spinal implant products, which are fabricated from medical grade stainless steel or titanium according to our specifications. Following the receipt of products at our facility, we conduct inspection, packaging and labeling operations. The majority of our current spine products are distributed in a non-sterile condition, which is the industry standard for implant systems such as our SYNERGY, C-TEK, TPS and ALTIUS products.

Our GEO STRUCTURE products are cast in titanium. We manufacture wax models of the products at our facility. The wax models are then delivered to contract vendors that cast the implants using the lost wax method, and then conduct final finishing procedures. Following the receipt of GEO STRUCTURE products at our facility, we conduct inspection, packaging and labeling operations and have the packaged implants sterilized by a contract vendor.

Orthobiologic Products. Coral is the primary raw material used to manufacture our PRO OSTEON products. The coral used in our products is sourced from two genera located in a variety of geographic locations. Our source for coral has been the tropical areas of the Pacific and Indian Oceans. We believe we have an adequate supply of coral for the foreseeable future; however, we obtain our coral from a single source supplier and we have not identified a secondary source. Additionally, coral is covered under an international treaty entitled Convention on International Trade of Endangered Species of Wild Fauna and Flora, which regulates for approximately 140 nations around the world the import/export of raw coral and products derived therefrom. To date, the limitations imposed by this treaty have not significantly affected our ability to source raw coral. However, social and political conditions in countries controlling the export of coral have recently had a negative effect on our ability to source raw coral. We believe that our current supply of coral is sufficient to satisfy our needs for the approximately next ten years at our current rate of production. However, we cannot assure you that our current supply will be sufficient for our ongoing operations or that we will be able to locate an alternate supply source on reasonable terms or at all. Any delays in our ability to produce our orthobiologics products could have a material adverse effect on our operations. The manufacturing process for our PRO OSTEON line of bone graft substitute products involves coral qualification and cutting, hydrothermal conversion, testing, packaging and sterilization of the product, all of which, with the exception of sterilization, are performed at our facilities.

Our INTERGRO DBM putty and paste is manufactured using a proprietary formula which involves combining demineralized bone matrix (DBM), which is available from third party allograft tissue processors, with a biocompatible, non-soluble lipid carrier. While we have been able to obtain adequate quantities of the DBM to meet our requirements to date, only limited quantities of cadaver tissue are generally available, and therefore we cannot assure you that sufficient quantities will be available to meet our future requirements.

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

Minimally Invasive Surgery Products. We contract with outside vendors for the manufacture of components of our M.I.S. products. Following the receipt of products at our facility, we conduct inspection, packaging and labeling operations. For products distributed in a sterile package, sterilization is performed by contract vendors.

Competition

Spinal Implant Market. Many companies compete in the spinal implant market and the competition is intense. We believe that our largest competitors in the United States offering spinal implants are Medtronic Sofamor Danek USA, DePuy Spine, Inc., a Johnson & Johnson company, and Synthes-Stratec, Inc., each of which has substantially greater sales and financial resources than we do. Medtronic Sofamor Danek, in particular, has a broader spinal implant line. Other companies have developed and are marketing products based on technologies that are different from ours, including spinal implants designed to be used with minimally invasive or laparoscopic surgery, and allograft bone dowels.

Bone Graft Substitute Market. Our bone graft substitute products compete principally with autograft, considered the physician’s “gold standard,” with allograft bone obtained from cadavers and with other synthetic bone products. Competitive bone substitute products include: DBX® demineralized bone matrix from the Musculoskeletal Transplant Foundation, Grafton® demineralized bone matrix products from Osteotech, demineralized bone matrix products from ISOTIS OrthoBiologics, demineralized bone matrix products from Regeneration Technologies, AlloMatrix™ demineralized bone matrix from Wright Medical Technology, Vitoss™ from Orthovita, as well as other bone substitute products. Several other companies are pursuing additional synthetic bone graft materials for orthopedic applications which could ultimately compete with our synthetic bone graft products in the United States.

Growth Factors. Several companies are marketing platelet concentrator systems that are competitive with our AGF related products. Although we believe the ultimate output of these systems is inferior to AGF, their ease of use has allowed them to negatively impact sales of our AGF related products, leading to our decision to develop and launch our ACCESS system.

Medronic Sofamor Danek has introduced InFUSE™, their recombinant human bone morphogenetic protein (rhBMP-2), which has rapidly penetrated the market for growth factors, despite its high cost per application. Stryker Corporation has rights to a recombinant human bone morphogenetic protein called OP-1 for which the FDA granted Humanitarian Device Exemption status as an alternative to autograft for long-bone non-union fractrues. Orthologic, Inc. is developing a synthetic protein called Chrysalin™. Each of these products competes or will compete directly with our AFG related products.

Minimally Invasive Surgery Products. Several products compete with our M.I.S products including competitive offerings by Kyphon, Inc. and Parallax Medical, Incorporated as well as the traditional large gauge needle surgical technique.

We compete in all of our markets primarily on the basis of product performance, price and ease of use, as well as customer loyalty and service. Many of our competitors have greater resources for product development, sales and marketing and patent litigation than we do. Accordingly, they could substantially increase the resources they devote to the development and marketing of products that are competitive with ours. Many of our potential customers have existing relationships with our competitors that could make it difficult for us to continue to penetrate the markets for our products. Additionally, several of our competitors have broader product lines than we do. Moreover, our competitors may develop and successfully commercialize medical devices that directly or indirectly accomplish what our products are designed to accomplish in a superior and less expensive manner. If our competitors’ products prove to be more successful than ours, our products could be rendered obsolete. If we fail to compete successfully against our existing or potential competitors, our operating results may be adversely affected.

Government Regulation

Overview

Our products and operations are subject to extensive and rigorous regulation by the FDA under the Federal Food, Drug, and Cosmetic Act, or FFDCA, and its implementing regulations, guidances, and standards. The FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, promotion, distribution, and production of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. The FDA also regulates the export of medical devices manufactured in the United States to international markets. Any violations of these laws and regulations could result in a material adverse effect on our business, financial condition and results of operations. In addition, if there is a change in law, regulation or judicial interpretation, we may have to change our business practices, which could have a material adverse effect on our business, financial condition and results of operations.

Under the FFDCA, medical devices are classified into one of three classes — Class I, Class II or Class III — depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Our current products include medical devices in all three classes.

Class I devices are those for which safety and effectiveness can be assured by adherence to FDA’s general regulatory controls for medical devices, which include compliance with the applicable portions of the FDA’s Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials. Some Class I devices also require premarket clearance by the FDA through the 510(k) premarket notification process described below.

Class II devices are subject to FDA’s general controls, and any other special controls as deemed necessary by FDA to ensure the safety and effectiveness of the device. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification procedure. Pursuant to the recently enacted Medical Device User Fee and Modernization Act of 2002, as of October, 2002, unless a specific exemption applies, 510(k) premarket notification submissions are subject to user fees. Certain Class II devices are exempt from this premarket review process. When a 510(k) is required, the manufacturer must submit to the FDA a premarket notification submission demonstrating that the device is substantially equivalent to a device that was legally marketed prior to May 28, 1976 or to a device that has already been approved through the 510(k) process.

If the FDA agrees that the device is substantially equivalent, it will grant clearance to commercially market the device. By regulation, the FDA is required to clear a 510(k) within 90-days of submission of the application. As a practical matter, clearance often takes longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. After a device receives 510(k) clearance, any modification that could significantly affect its safety and effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or premarket approval. We have made modifications to some of our devices which we believe do not require the submission of new 510(k) notifications. If the FDA requires us to submit a new 510(k) notification for any device modification, we may be prohibited from marketing the modified device until the 510(k) is cleared by the FDA.

A Class III product is a product which has a new intended use or uses advanced technology that is not substantially equivalent to that of a legally marketed device. The safety and effectiveness of Class III devices cannot be assured solely by the FDA’a general controls and the other requirements described above. These devices almost always require formal clinical studies to demonstrate safety and effectiveness.

Submission and FDA approval of a premarket approval application, or PMA, is required before marketing of a Class III product can proceed. As with 510(k) submissions, unless subject to an exemption, PMA submissions are subject to user fees. The PMA process is much more demanding than the 510(k) premarket notification process. A PMA application, which is intended to demonstrate that the device is safe and effective, must be supported by extensive data, including data from preclinical studies and human clinical trials. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities, and controls used for manufacturing, and proposed labeling. Following receipt of a PMA application, once the FDA determines that the application is sufficiently complete to permit a substantive review, the FDA will accept the application for review. The FDA, by statute and by regulation, has 180 days to review an accepted PMA application, although the review of an application more often occurs over a significantly longer period of time, and can take up to several years. In approving a PMA application or clearing a 510(k) application, the FDA may also require some form of post-market surveillance when necessary to protect the public health or to provide additional safety and effectiveness data for the device. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and make periodic reports to the FDA on the clinical status of those patients.

Human clinical studies are generally required in connection with a Class III device, and may be required for Class I and Class II devices. If the device presents a significant risk, as defined by the FDA, to human health, the device sponsor is required to file an investigational device exemption, or IDE, application with the FDA and obtain IDE approval prior to commencing the human clinical trial. If the device is considered a “non-significant” risk, IDE submission to FDA is not required. Instead, only approval from the Institutional Review Board overseeing the clinical trial is required. The FDA, and the Institutional Review Board at each institution at which a clinical trial is being performed, may suspend a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable health risk.

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

In December 2002, we received FDA 510(k) clearance to market our ALTIUS Occipito-Cervico-Thoracic System.

Orthobiologic Products

In October 1992, we received FDA PMA approval to market PRO OSTEON 500 for certain defects in the wide part of long bones. We subsequently received FDA PMA approval to market it in granular forms and a wide variety of block configurations up to 30 cc’s in total volume, and for additional indications including the treatment of cysts and tumors in long bones. Our PRO OSTEON 200 and Interpore 200 were cleared for marketing for certain kinds of oral surgery, periodontal defects, and craniofacial and orthognathic indications through 510(k) premarket notifications.

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

In May 2003, we received FDA 510(k) clearance for our BIOPLEX as a cement restrictor.

Minimally Invasive Surgery Products

Our M.I.S. products fall within the Class I category of medical devices as determined by the FDA. No premarket approval was required for our M.I.S. products.

We cannot assure you that we will be able to secure 510(k) approvals or PMA approvals for any new products that we may develop in the future. We also cannot assure you that the FDA will not suspend, modify, or revoke existing clearances and approvals for products currently being marketed by us. Any delay in our ability to obtain necessary approvals or clearances or any suspension or revocation of existing approvals or clearances, could have a material adverse effect on our business, financial condition, and results of operations.

Continuing FDA Regulation

After the FDA permits a device to enter commercial distribution, numerous regulatory requirements apply. These include:

•	the Quality System Regulation, which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures during the manufacturing process;

•	labeling regulations;

•	the FDA’s general prohibition against promoting products for unapproved or “off-label” uses; and

•	the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to reoccur.

The FDA has broad post-market and regulatory and enforcement powers. Failure to comply with the applicable U.S. medical device regulatory requirements could result in, among other things, warning letters, fines, injunctions, consent decrees, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspension of production, the FDA’s refusal to grant future premarket clearances or approvals, withdrawals or suspensions of current product applications, and criminal prosecution. If any of these events were to occur, it could significantly slow or stop our sales for an indefinite period of time, which could cause our sales to decline.

Other Regulatory Agencies

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

Federal and State Privacy and Security Laws

Our business operations may be affected by Federal and state laws designed to protect the confidentiality and security of certain personal health information. For example, the U.S. Department of Health and Human Services (HHS) has published the Standards for Privacy of Individually Identifiable Health Information, or the Privacy Rule, pursuant to the Health Insurance Portability and Accountability Act of 1996, or HIPAA. The Privacy Rule imposes standards governing the use and disclosure of personal health information by covered entities, which include health plans, health care clearinghouses and certain health care providers, and subjects those covered entities to civil and criminal penalties for failure to comply. The Privacy Rule not only requires covered entities to comply with these standards, but also requires them to obtain satisfactory assurances from any business associate of theirs who receives personal health information that the business associate will safeguard that personal health information. Furthermore, HHS issued additional HIPAA regulations governing the security of electronic personal health information, which are likely to add to the contractual obligations imposed on business associates in the future. While we are not currently a covered entity, the patient data that we access, collect and analyze in the course of our business may include personal health information obtained from covered entities. If so, we may be asked to enter into written agreements that obligate us to comply with certain HIPAA obligations and impose liability on us for failure to comply. In addition, we may be subject to state laws regulating the privacy and security of health information. Our efforts to comply with these Federal and state laws and related contractual obligations may be costly, and we may incur liability if we fail to comply with them.

Anti-kickback Laws

Our operations and relationships with hospitals, physicians or other health care providers are subject to federal and state anti-kickback laws. Certain provisions of the Social Security Act, which are commonly known collectively as the Medicare Fraud and Abuse Statute, prohibit persons from knowingly and willfully soliciting, receiving, offering or providing remuneration directly or indirectly to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including such items as gifts, discounts, waiver of payments, and providing anything at less than its fair market value. HHS has issued regulations, commonly known as safe harbors, that set forth certain provisions which, if fully met, will assure healthcare providers and other parties that they will not be prosecuted under the Medicare Fraud and Abuse Statute. Although full compliance with these provisions ensures against prosecution under the Medicare Fraud and Abuse Statute, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the Medicare Fraud and Abuse Statute will be pursued. The penalties for violating the Medicare Fraud and Abuse Statute include imprisonment for up to five years, fines of up to $25,000 per violation and possible exclusion from federal healthcare programs such as Medicaid and Medicaid. Many states have adopted prohibitions similar to the Medicare Fraud and Abuse Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not only by the Medicare and Medicaid programs.

Employees

As of February 1, 2004, we had 213 full-time employees, of whom 90 were engaged in marketing and sales, 47 in manufacturing, 27 in regulatory affairs and quality assurance, 19 in general administration and finance and 30 in research and development. None of these employees is represented by a union, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

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

We may not be successful in completing our proposed acquisition by Biomet.

On March 7, 2004, we entered into a definitive agreement with Biomet, Inc. under which Biomet will acquire all of our outstanding common stock for cash in an amount equal to $14.50 per share. Although we executed a definitive merger agreement with Biomet, the closing of the transaction is subject to various conditions, including approval by our stockholders and regulatory approval, and we cannot assure you that the transaction will close in a timely manner or at all. If the proposed acquisition is not completed or is delayed, our business may suffer for a number of reasons including, but not limited to:

•	loss of opportunities foregone while the transaction was pending;

•	diversion of management’s attention from our day-to-day operations while the transaction was pending;

•	additional costs incurred in support of the proposed acquisition;

•	potential disruption to our customers and suppliers as a result of the efforts and uncertainties relating to the transaction; and

•	loss of employees due to uncertainty surrounding the acquisition.

We are dependent on a few products which may be rendered obsolete.

A majority of our revenue currently comes from sales of our SYNERGY, C-TEK and PRO OSTEON products. We cannot assure you that we will continue to market these products successfully or that we will be able to increase sales of these products in the future. Any significant diminished sales of our SYNERGY, C-TEK or PRO OSTEON products would adversely affect our business and results of operations.

If we fail to compete successfully against existing or potential competitors, our operating results may be adversely affected.

The market for our products is intensely competitive, subject to change and significantly affected by new product introductions and other market activities of industry participants. Our principal global competitors with respect to our spinal implant product line are Medtronic Sofamor Danek, Inc., DePuy Spine, Inc., a Johnson & Johnson company, and Synthes-Stratec, Inc. Our principal global competitors with respect to our orthobiologic products include DePuy Spine, Inc., Medtronic Sofamor Danek, Inc., Osteotech, Inc., Orthovita, IsoTis OrthoBiologics, Regeneration Technologies and Wright Medical Technology. Our principal competitor with respect to our minimally invasive surgery products is Kyphon Inc. We compete in all of our markets primarily on the basis of product performance, price and ease of use, as well as customer loyalty and service. Many of our competitors have greater resources for product development, sales and marketing and patent litigation than we do. Accordingly, they could substantially increase the resources they devote to the development and marketing of products that are competitive with ours. Many of our potential customers have existing relationships with our competitors that could make it difficult for us to continue to penetrate the markets for our products. Additionally, several of our competitors have broader product lines that we do. Moreover, our competitors may develop and successfully commercialize medical devices that directly or indirectly accomplish what our products are designed to accomplish in a superior and less expensive manner. If our competitors’ products prove to be more successful than ours, our products could be rendered obsolete. If we fail to compete successfully against our existing or potential competitors, our operating results may be adversely affected.

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

The market for spinal fusion implants may be negatively affected by the introduction of artificial disc prostheses.

Numerous spinal product companies and developing surgeons are designing artificial disc prostheses for use primarily in treating patients with degenerative disc disease. These patients currently are often treated using spine fusion procedures instrumented with spinal implant systems such as the ones we produce and sell. By using an artificial disc to treat degenerative disc disease, physicians will be able to maintain the natural motion of the spine, a benefit that is not available in a spinal fusion procedure. The first artificial disc implant is expected to be approved by the FDA and launched in 2005, and will likely be followed by others. Many analysts and market research firms believe that utilization of artificial disc implants in patients with degenerative disc disease will cause the market for implants used in spine fusion procedures to decline.

We have developed an artificial disc and are in the early stages of pursuing FDA approval to market this product. We expect our artificial disc design to be approved by the FDA and launched in the United States no earlier than 2008, if at all. If we are unable to launch the device, if our launch is delayed or unsuccessful or if our device, once launched, fails to compete effectively against other similar products, our sales, profitability and financial condition could be materially adversely affected.

Our ability to increase the market penetration of AGF, via the introduction of our new ACCESS processing system, is uncertain.

Our AGF related products were commercially launched in 1999 and were the first products available that could concentrate a patient’s platelet-derived growth factors to levels shown in studies that would enhance bone growth in grafts. Since that time, several competitors have introduced competitive products that, while unable to achieve comparable growth factor concentrations, are simpler to use than our original AGF processing system and can produce smaller quantities at a lower cost. Also, one competitor has introduced an FDA approved recombinant human bone morphogenetic protein. As a result, sales of our AGF related products have declined.

We have designed our new ACCESS system to address these competitive issues. We are also in late stages of building a direct sales force for our orthobiologic products, and we expect this direct sales force will be a critical component in our domestic introduction of ACCESS. However, many of our competitors have greater financial resources and distribution than us, and we cannot assure you that our efforts to increase sales of AGF related products via the ACCESS launch will be successful.

Additionally, published data regarding the efficacy of AGF are limited and in some cases present unfavorable outcomes. If long-term studies or clinical experience indicate that procedures involving AGF do not provide patients with improved clinical outcomes, anticipated sales of our AGF related products and ACCESS technology may never materialize. Our success in selling our AGF related products will depend, in large part, on the medical community’s acceptance of AGF. The medical community’s acceptance of AGF will depend upon our ability to demonstrate the efficacy of AGF and its advantages, favorable clinical performance and cost-effectiveness. We cannot predict whether the medical community will accept AGF or ACCESS or, if accepted, the extent of the medical community’s use of these products. If long-term studies or clinical experience indicate that AGF causes negative effects, we could be subject to significant liability.

Our M.I.S. products business may not achieve the growth we expect and our results of operations and financial condition could be adversely affected.

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

In domestic markets, we primarily use independent sales agents for the distribution of our spinal implant products and orthobiologic products. However, because of the agents’ focus on selling only to spinal surgeons, our orthobiologic products sales have suffered. Therefore, we are in late stages of building a direct sales force to distribute our orthobiologic products. However, we cannot assure you that we will be successful in our efforts to identify and hire qualified candidates for these positions, or that such candidates, upon their hiring, will be successful in distributing our orthobiologic products. Additionally, this effort requires a substantial investment and our ongoing profitability could be adversely affected as a result.

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

The medical product industry is characterized by frequent and substantial intellectual property litigation and competitors may resort to intellectual property litigation as a means of competition. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. We cannot assure you that we will be successful in defending against these claims. This and any future litigation, regardless of the outcome, could result in substantial expense and significant diversion of the efforts of our technical and management personnel. Additionally, an adverse determination in any such proceeding could subject us to significant liabilities to third parties, or require us to seek licenses from third parties or pay royalties that may be substantial. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing or selling certain of our products which in turn would have a material adverse effect on our business, financial condition and results of operations. Litigation may also be necessary to enforce our patents and license agreements, to protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others. For example, we recently filed suit against another medical device manufacturer claiming that certain of its products infringe several of our spinal implant patents, including U.S. Patent Nos. 5,466,237, 5,474,555, 5,624,442 and 6,224,602, and seeking a declaratory judgment that our products do not infringe its patents. The medical device manufacturer filed a counterclaim seeking declaratory judgment that it does not infringe our patents, claiming that our patents are invalid and unenforceable, and claiming that we infringe on two of its patents. The court recently ruled that one of our patents, U.S. Patent No. 5,466,237, is partially invalid. We currently plan to challenge this ruling; however, we cannot assure you that any challenge will be successful. As to our claims for infringement of the remaining patents, the court has made no ruling. This and any future litigation to protect or enforce our proprietary rights could result in substantial expense and significant diversion of management’s attention from our business.

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

In the United States, our products are purchased by hospitals that are reimbursed for the devices provided to their patients by third-party payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care programs. These third-party payors may deny coverage and reimbursement if they determine that a device used in a procedure was not medically necessary or used in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved indication. Also, third-party payors are increasingly challenging the prices charged for medical products and services. In addition, we believe the increasing emphasis on managed care in the United States may put pressure on the prices and usage of our products, which may adversely affect product sales. In international markets, reimbursement and healthcare payment systems vary significantly by country and many countries have instituted price ceilings on specific product lines. We cannot assure you that our products will be considered cost-effective by third-party payors, that reimbursement will be available or, if available, that the third-party payors’ reimbursement policies will not adversely affect our ability to sell our products profitably.

We are dependent on our suppliers and the loss of any of them could adversely affect our business.

We do not manufacture the components for our spinal implants or instruments or minimally invasive surgery products; rather, we are dependent upon several suppliers for the manufacturing of such components. Also, the specialized filter material contained in our UltraConcentrator was sole-sourced from a vendor that no longer supplies the material. Although we have not identified any alternate vendors of the filter material, we have a several year supply of the material in inventory and we believe there are suppliers that could supply alternate materials which may have equivalent function. In the event that a re-engineering of the product were necessary due to a conversion to an alternate material, delays in product availability could occur and significant costs could be incurred, either of which could have a material adverse effect on our operations. The coral used for our coral-based orthobiologics is also sole source supplied and we have not identified an alternate supplier. We believe that our current supply of coral is sufficient to satisfy our needs for the next ten years at our current rate of production. However, we cannot assure you that our current supply will be sufficient for our ongoing operations or that we will be able to locate an alternate supply source on reasonable terms or at all. Any delays in our ability to produce our orthobiologics products could have a material adverse effect on our operations.

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

For the year ended December 31, 2003, approximately 20% of our net product sales were generated outside the United States. We expect that such sales will continue to account for a significant portion of our revenue in the future. Our international sales subject us to other inherent risks, including the following:

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

Item 2. Properties

We lease two facilities in Irvine, California totaling 64,530 square feet that comprise our headquarters. The annual average lease expense over the five year term of the lease, which expires January 31, 2008, is $771,000. The lease provides a right to extend the term for an additional five years at the fair market lease rate of the facility on the extension date, but not less than the rate we paid during the month immediately preceding the commencement of the extension period. We lease a 2,700 square foot warehouse facility in Santa Ana, California. We lease a sales office with approximately 200 square feet located in Miami, Florida. We believe our current facilities will be adequate to serve our operational needs through 2004.

Item 3. Legal Proceedings

Cross Medical Products v. Medtronic Sofamor Danek

On May 1, 2003, our wholly owned subsidiary, Cross Medical Products, Inc. (“Cross”), filed an amended complaint in the United States District Court for the Central District of California against Medtronic Sofamor Danek, Inc. and Medtronic Sofamor Danek USA, Inc. (collectively, “Medtronic”), which complaint alleges that Medtronic has infringed and continues to infringe Cross’ U.S. Patent Nos. 5,466,237, 5,474,555 and 5,624,442. These patents relate to technology embodied in certain components of the SYNERGY Spinal System. The complaint seeks damages for willful past and continuing infringement of the patents. The complaint also seeks a declaratory judgment against Medtronic that Cross is not infringing U.S. Patent Nos. 5,591,165, 4,641,636, 4,815,453 and 5,005,562. On June 23, 2003, Medtronic filed counterclaims for a declaratory judgment that it does not infringe Cross’ patents, and that the patents are invalid and unenforceable.

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

On October 22, 2003, Cross, Interpore Cross International, Inc. (“Interpore Cross”), and Interpore Orthopaedics, Inc. (“Interpore Orthopaedics”) filed an amended complaint in the United States District Court for the Central District of California against Medtronic and SDGI, which complaint alleges that Medtronic has infringed and continues to infringe Cross’ U.S. Patent No. 6,224,602. That patent relates to technology embodied in certain components of the C-TEK anterior cervical plate system. The complaint seeks damages for willful past and continuing infringement of the patent. The complaint also seeks a declaratory judgment against Medtronic and SDGI that Interpore Cross and Interpore Orthopaedics are not infringing U.S. Patent Nos. 6,152,927 and 6,533,786.

On March 1, 2004, the Court granted Medtronic’s motion for summary judgment of the invalidity of Cross’ U.S. Patent No. 5,466,237, ruling that this patent was partially invalid. Cross is exploring strategies in response to this ruling and currently plans to challenge it. However, there can be no assurance that Cross will be successful in any such challenge.

Interpore is unable at this time to predict the outcome of this litigation.

Cross Medical Products v. Puno and Byrd

On December 4, 2003, Drs. Puno and Byrd filed a motion to intervene in the Cross’ litigation with Medtronic claiming ownership of Cross’ U.S. Patent Nos. 5,466,237, 5,474,555, and 5,624,442 patents, as well as other of Cross’ patents not at issue in this litigation, on the basis of a purported termination by them of certain royalty agreements with Cross. On December 10, 2003, Cross filed a demand for arbitration of the claims raised by Drs. Puno and Byrd with the American Arbitration Association under the terms of the royalty agreements seeking a declaration that Drs. Puno and Byrd have no interest in any of Cross’ patents, and no interest in any of the settlement recovery received from the settlement of Cross’ lawsuit with DePuy Spine, Inc. in January 2003. On January 5, 2004, Drs. Puno and Byrd filed a counterclaim in the arbitration claiming entitlement to Cross’ U.S. Patent Nos. 5,466,237, 5,474,555, 5,624,442, 5,496, 321, and 5,360,431 Patents, and at least $21,000,000 from Cross’ settlement with DePuy Spine. On January 26, 2004, Cross entered into an agreement with Drs. Puno and Byrd clarifying Cross’ ownership of all of its patents and the right of Drs. Puno and Byrd to receive royalties on certain of Cross’ products. On January 29, 2004, Drs. Puno and Byrd withdrew their motion to intervene in the Medtronic litigation and the parties dismissed the arbitration. Separately, Cross entered into an agreement with Drs. Puno and Byrd to prepay royalties remaining under the existing royalty agreements with respect to certain other Cross products in the amount of $2.5 million, and the parties agreed to terminate those royalty agreements.

Abrams v. Interpore International, Inc., et al

On March 8, 2004, one of Interpore’s alleged stockholders filed a putative class action lawsuit in the Superior Court of the State of California, County of Orange, against Interpore and each member of its board of directors. The lawsuit, Abrams v. Interpore International, Inc., et al., (Case No. 04CC00093), alleges that Interpore and its directors breached the fiduciary duties of care, loyalty, candor, and independence owed to Interpore’s stockholders in connection with the proposed acquisition of Interpore by Biomet, Inc. Specifically, the lawsuit alleges that Interpore and its directors failed to take steps to maximize the value of Interpore, took steps to avoid competitive bidding, gave Biomet an unfair advantage, failed to solicit other potential acquirors or alternative transactions and failed to properly value Interpore. The plaintiff seeks to enjoin Interpore from proceeding with the proposed acquisition by Biomet. Additionally, the complaint seeks certification of a class, a declaration that Interpore and its directors have breached their fiduciary duties in entering into the proposed transaction with Biomet, an injunction barring the proposed acquisition and directing Interpore to pursue a transaction in the best interests of its stockholders, a constructive trust upon any benefits improperly received by Interpore or any of its directors as a result of the proposed acquisition, costs, and attorneys’ and experts’ fees. Interpore believes that this lawsuit is without merit and intends to vigorously defend against the allegations in the complaint.

Aside from the aforementioned matters, the nature of Interpore’s business subjects it to product liability and various other legal proceedings from time to time. Interpore is currently involved in legal proceedings incidental to the normal conduct of its business. It does not believe that any liabilities relating to the legal proceedings to which it is a party are likely to be, individually or in the aggregate, material to its consolidated financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

Our common stock trades on The Nasdaq Stock Market under the symbol “BONZ”. The following table sets forth, for the periods indicated, the intra-day high and low sales prices for our common stock on The Nasdaq Stock Market:

	High	Low
Year Ended December 31, 2002
First Quarter	$12.95	$8.15
Second Quarter	$11.50	$7.23
Third Quarter	$9.54	$4.95
Fourth Quarter	$7.95	$4.68

Year Ended December 31, 2003
First Quarter	$8.45	$5.53
Second Quarter	$13.83	$6.80
Third Quarter	$20.59	$11.93
Fourth Quarter	$16.97	$10.19

On February 27, 2004, the closing sale price for our common stock as reported on The Nasdaq Stock Market was $11.09 The number of record holders of our common stock as of February 27, 2004 was 411.

We currently do not pay any dividends on our common stock and our Board of Directors has no present intention to pay cash dividends. The Board of Directors intends to use any earnings for the development and expansion of our business.

Recent Sales of Unregistered Securities

On October 22, 2003, we issued 25,000 shares of common stock to Andrew G. Hood upon his exercise of a warrant to purchase shares of common stock at an exercise price of $7.125 per share. The shares were issued in exchange for payment of the aggregate exercise price of $178,000. In issuing the underlying common stock to Mr. Hood, we relied on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

The table below presents the selected consolidated financial data of Interpore International, Inc. This information has been prepared using the consolidated financial statements of Interpore International, Inc. as of and for the years ended December 31, 1999, 2000, 2001, 2002 and 2003.

	Year ended December 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share data)
Statement of Operations Data:
Net revenues	$38,856	$44,319	$51,296	$58,923	$70,718
Cost of goods sold	11,645	13,460	14,355	16,444	20,249

Gross profit	27,211	30,859	36,941	42,479	50,469
Total operating expenses	22,521	25,256	31,026	39,193	43,221

Income from operations	4,690	5,603	5,915	3,286	7,248
Total interest and other income, net	515	991	1,010	668	16,087

Income before taxes	5,205	6,594	6,925	3,954	23,335
Income tax provision (benefit)	407	2,461	2,667	(190)	8,401

Income from continuing operations	$4,798	$4,133	$4,258	$4,144	$14,934

Income from continuing operations per share:
Basic	$.36	$.29	$.27	$.24	$.85
Diluted	$.35	$.27	$.27	$.23	$.79
Shares used in computing income from continuing operations per share:
Basic	13,506	14,043	15,544	17,238	17,642
Diluted	13,876	15,140	15,985	17,920	18,785

	As of December 31,
	1999	2000	2001	2002	2003
Balance Sheet Data:
Total cash, cash equivalents and short-term investments	$9,774	$14,610	$6,538	$1,810	$13,488
Total assets	40,793	45,233	64,562	77,242	90,818
Short-term obligations	15	10	—	—	—
Long-term obligations	3,165	—	—	5,818	—
Total stockholders’ equity	33,237	41,858	58,930	65,216	84,417

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

For our spinal implant products and M.I.S. products, we invoice hospitals directly following a surgical procedure in which our products are used. These products are made available to hospitals from consignment inventories maintained by our independent agencies and direct sales representatives, or from loaner implant sets that we ship from our facility. For our orthobiologic products, we generally ship directly to hospitals from our facility, and we invoice hospitals upon shipment. Our AGF and ACCESS® processors are usually placed on consignment at hospitals; the hospitals are invoiced for AGF and ACCESS disposables.

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

Recent Developments

On March 7, 2004, we entered into a definitive agreement with Biomet, Inc. under which Biomet will acquire all of our outstanding common stock for cash in an amount equal to $14.50 per share, which represents a total equity value of approximately $280 million. Although the transaction is subject to regulatory approval, approval by our stockholders and other customary closing considerations, we expect the transaction to close in the second quarter of 2004.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

•	Revenue from sales of product where the customer immediately accepts title is recorded at the time of shipment. Revenue from sales of consigned inventory is recorded upon receipt of written acknowledgement from independent agencies, direct sales representatives or customers that the product has been used in a surgical procedure. Provision is made currently for estimated product returns based on historical experience and other known factors. Royalty income is recorded upon receipt of royalty payments from third parties to which we have granted licenses to certain of our spinal implant patents. These licenses provide for royalties calculated at a negotiated percentage of sales of specified spinal implant products by the third parties.

•	We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

•	We provide an inventory reserve for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs would be required.

•	We have significant intangible assets, including goodwill. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Changes in strategy or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.

•	We currently have deferred tax assets, which are subject to periodic recoverability assessments. Realization of our deferred tax assets is principally dependent upon our achievement of projected future taxable income. We evaluate the realizability of the deferred tax assets annually.

Results of Operations

The following table presents our results of operations as percentages:

	Percentage of Net Revenues Year ended December 31,			Percentage Change
	2001	2002	2003	2002 vs. 2001	2003 vs. 2002
Net revenues	100.0%	100.0%	100.0%	14.9%	20.0%
Cost of goods sold	28.0	27.9	28.6	14.6	23.1

Gross profit	72.0	72.1	71.4	15.0	18.8

Operating expenses:
Research and development	13.2	13.3	11.8	16.3	6.5
Selling and marketing	36.3	40.8	39.1	28.7	15.1
General and administrative	11.0	12.4	10.2	30.3	(1.5)

Total operating expenses	60.5	66.5	61.1	26.3	10.3

Income from operations	11.5%	5.6%	10.3%	(44.4)%	120.6%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

For the year ended December 31, 2003, net revenues of $70.7 million were $11.8 million, or 20.0%, higher than net revenues of $58.9 million for the year ended December 31, 2002. Net product sales for the year ended December 31, 2003 of $67.5 million were $8.6 million or 14.6% higher than net product sales of $58.9 million for the year ended December 31, 2002. The following table presents net revenues by product sales by category and royalty income (in thousands):

	Year ended December 31,		Change
	2002	2003	Amount	Percent
Spinal implant product sales	$36,790	$44,557	$7,767	21.1%
Orthobiologic product sales	18,103	18,671	568	3.1%
M.I.S. product sales	4,030	4,278	248	6.2%

Net product sales	58,923	67,506	8,583	14.6%
Royalty income	—	3,212	3,212	n/a

Net revenues	$58,923	$70,718	$11,795	20.0%

Sales of spinal implant products increased in the year ended December 31, 2003 by $7.8 million, or 21.1%, to $44.6 million, compared to $36.8 million for the year ended December 31, 2002. The increase is primarily attributable to growth in sales of C-TEK, GEO STRUCTURE and SYNERGY products as well as sales of our recently released ALTIUS and TPS-TL products.

Sales of orthobiologic products increased by $568,000, or 3.1%, to $18.7 million for the year ended December 31, 2003, compared to $18.1 million for the year ended December 31, 2002. The sales growth resulted from sales of our INTERGRO allograft putty and paste products, which were introduced in 2002 and 2003, partially offset by a decline in sales of our synthetic bone graft products.

Sales of M.I.S. products increased by $248,000, or 6.2%, to $4.3 million for the year ended December 31, 2003, compared to $4.0 million for the year ended December 31, 2002. In the fourth quarter of 2002, we initiated significant organization changes in our M.I.S business; beginning with the closing of the M.I.S. related facility in Leesburg, Virginia. In early 2003 we hired two domestic sales division managers for our M.I.S. products and began to expand the direct sales force which is exclusively focused on selling our M.I.S. products. The length of time it takes for a newly-hired direct sales representative to achieve a satisfactory level of monthly sales has been greater than we had anticipated. Nonetheless, we believe that these efforts are necessary to help generate growth in sales in this product category. However, we cannot assure you that our efforts will ultimately result in the sales growth we expect in M.I.S. products.

Domestic sales for all product categories increased $5.7 million, or 11.7%, to $54.1 million for the year ended December 31, 2003, compared to $48.4 million for the year ended December 31, 2002. International sales for the year ended December 31, 2003 increased $2.9 million, or 27.9% to $13.4 million from $10.5 million for the year ended December 31, 2002.

During the year ended December 31, 2003, we received royalty payments totaling $3.2 million from third parties to which we have granted licenses to certain of our spinal implant patents. This royalty payment stream began in the second quarter of 2003.

For the year ended December 31, 2003, the gross profit was 71.4% of net revenues compared to 72.1% of net revenues for the year ended December 31, 2002. However, before accounting for the effect of the royalty income, the gross profit as a percentage of net product sales declined from 72.1% in the year ended December 31, 2002 to 70.0% in the year ended December 31, 2003. The decline reflects the comparatively lower gross margin on sales of certain recently released products, primarily INTERGRO allograft products and ACCESS processors.

Total operating expenses for the year ended December 31, 2003 increased by $4.0 million, or 10.3%, to $43.2 million, compared to $39.2 million during the same period of 2002. However, as a percentage of net revenues, total operating expenses decreased from 66.5% in the year ended December 31, 2002 to 61.1% in the year ended December 31, 2003. Research and development expenses in 2003 increased by $508,000, or 6.5% due primarily to efforts related to the development of potential new products. Selling and marketing expenses increased $3.6 million, or 15.1%, primarily due to our investment in additional direct sales personnel for our orthobiologic and M.I.S. products. General and administrative expenses decreased in 2003 by $109,000, or 1.5%.

Total interest and other income increased to $16.1 million for the year ended December 31, 2003, compared to $668,000 during the same period of 2002. Other income in 2003 included a $15 million payment from DePuy Spine, received in January 2003, in settlement of patent litigation.

The effective tax rate for the year ended December 31, 2003 was 36.0%. Because of the significant tax benefit in 2002 resulting from tax savings projects undertaken during that year, we recorded a tax benefit for the year ended December 31, 2002 of $190,000.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

For the year ended December 31, 2002, net revenues of $58.9 million were $7.6 million, or 14.9%, higher than net revenues of $51.3 million for the year ended December 31, 2001. The following table presents net revenues by product sales category (in thousands):

	Year ended December 31,		Change
	2001	2002	Amount	Percent
Spinal implant product sales	$29,490	$36,790	$7,300	24.8%
Orthobiologic product sales	20,151	18,103	(2,048)	(10.2)%

M.I.S. product sales	1,655	4,030	2,375	143.5%

Net revenues	$51,296	$58,923	$7,627	14.9%

Sales of spinal implant products increased in the year ended December 31, 2002 by $7.3 million, or 24.8%, to $36.8 million, compared to $29.5 million for the year ended December 31, 2001. The increase was attributable to increased sales of the SYNERGY Spinal System, increased sales of our C-TEK Anterior Cervical Plate System and sales of our GEO STRUCTURE Device which was released in 2002.

Sales of orthobiologic products decreased by $2.0 million, or 10.2%, to $18.1 million for the year ended December 31, 2002, compared to $20.1 million for the year ended December 31, 2001. Sales of our synthetic bone graft products decreased by 13.1% from sales in 2001. We believe that the decline in sales of our orthobiologic products resulted primarily from the focus of our independent agencies on the spinal implant market.

Sales of M.I.S. products increased by $2.4 million to $4.0 million for the year ended December 31, 2002, compared to $1.7 million for the year ended December 31, 2001. This product line was acquired in July 2001, and accordingly, the 2001 period only included sales since the acquisition date.

Domestic sales for all product categories increased $8.5 million, or 21.4%, to $48.4 million for the year ended December 31, 2002, compared to $39.9 million for the year ended December 31, 2001. International sales for the year ended December 31, 2002 decreased 7.9%, or $904,000, to $10.5 million from $11.4 million for the year ended December 31, 2001.

For the year ended December 31, 2002, the gross margin as a percentage of net revenues was 72.1%, compared to 72.0% for the year ended December 31, 2001.

Total operating expenses for the year ended December 31, 2002 increased by $8.2 million, or 26.3%, to $39.2 million, compared to $31.0 million during the same period of 2001. As a percentage of net revenues, total operating expenses increased from 60.5% in the year ended December 31, 2001 to 66.5% in the year ended December 31, 2002 because the rate of operating expense growth exceeded the sales growth rate. The greatest operating expense growth occurred in the selling and marketing and general and administrative expense categories. The selling and marketing expense increase of 28.7% over 2001 reflects our investment in additional sales personnel for our M.I.S. products. Additionally, 2002 included a full year of M.I.S. selling expenses compared to less than a half year of similar expense in 2001. General and administrative expenses increased in 2002 by $1.7 million, or 30.3%, primarily as the result of legal expenses associated with the DePuy Spine litigation and increased products liability insurance premiums on higher sales. Also, research and development expenses in 2002 increased by 16.3%, or $1.1 million, due primarily to efforts related to the development of potential new products and a full year of expenses related to our M.I.S. business.

Total interest and other income decreased $342,000, or 33.9%, to $668,000 for the year ended December 31, 2002, compared to $1.0 million for year ended December 31, 2001. The decrease in interest income resulted from lower average cash and cash equivalents balances in 2002.

Because of the significant tax benefit in 2002 resulting from tax savings projects undertaken during 2002, we recorded an income tax benefit of $190,000 for the year ended December 31, 2002. The effective tax rate for the year ended December 31, 2001 was 38.5%.

Liquidity and Capital Resources

At December 31, 2003, cash, cash equivalents and short-term investments totaled $13.5 million, an increase of $11.7 million from $1.8 million at December 31, 2002. We have a $10.0 million secured revolving bank line of credit which expires in June 2005. At December 31, 2002, we had borrowed approximately $5.8 million under this facility to fund our 2002 working capital needs, which were driven primarily by significant investments in inventories to support new product launches. On January 27, 2003, we received the $15 million payment from DePuy Spine in settlement of patent litigation, some of which was used to pay off the outstanding balance on our line of credit. We currently have no outstanding borrowings under our line of credit.

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

At December 31, 2003, we had no material commitments for capital expenditures.

Contractual Obligations

The following table presents our contractual obligations as of December 31, 2003 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating leases	3,388	828	2,490	70	—
Purchase obligations	2,252	2,252	—	—	—

Total	$5,640	$3,080	$2,490	$70	$—

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

Item 9A. Controls and Procedures

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the quarter ended December 31, 2003. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

There is hereby incorporated herein by reference the information appearing under the caption Election of Directors in the Proxy Statement for the Interpore International 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 29, 2004.

Item 11. Executive Compensation

There is hereby incorporated herein by reference the information appearing under the caption Executive Compensation in the Proxy Statement for the Interpore International 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 29, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management

There is hereby incorporated herein by reference the information appearing under the caption Security Ownership of Certain Beneficial Owners and Management in the Proxy Statement for the Interpore International 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 29, 2004.

Item 13. Certain Relationships and Related Transactions

There is hereby incorporated by reference the information appearing under the caption Certain Relationships and Related Transactions in the Proxy Statement for the Interpore International 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 29, 2004.

Item 14. Principal Accountant Fees and Services

There is hereby incorporated by reference the information appearing under the caption Independent Auditor Fee Information in the Proxy Statement for the Interpore International 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 29, 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	(1) The following financial statements are referenced in Part II Item 8 and submitted herewith:

(2)	The following financial statement schedule for the years ended December 31, 2001, 2002 and 2003 is submitted herewith:

Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

(3)	The list of exhibits contained in the Index to Exhibits is submitted herewith.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERPORE INTERNATIONAL, INC.

By:	/s/ DAVID C. MERCER
David C. Mercer Chairman and Chief Executive Officer

Date: March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ DAVID C. MERCER David C. Mercer	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2004

/s/ JOSEPH A. MUSSEY Joseph A. Mussey	President, Chief Operating Officer and Director	March 12, 2004

/s/ RICHARD L. HARRISON Richard L. Harrison	Sr. Vice President—Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 12, 2004

/s/ DAVID W. CHONETTE David W. Chonette	Director	March 12, 2004

/s/ WILLIAM A. EISENECHER William A. Eisenecher	Director	March 12, 2004

/s/ DANIEL A. FUNK, M.D. Daniel A. Funk, M.D.	Director	March 12 2004

/s/ LEWIS PARKER Lewis Parker	Director	March 12, 2004

/s/ ROBERT J. WILLIAMS Robert J. Williams	Director	March 12, 2004

INTERPORE INTERNATIONAL, INC.

R EPORT OF INDEPENDENT AUDITORS

Board of Directors

Interpore International, Inc.

We have audited the accompanying consolidated balance sheets of Interpore International, Inc. as of December 31, 2002 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interpore International, Inc. at December 31, 2002 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Orange County, California

February 4, 2004,

except for Notes 8 and 10, as to which the date is

March 8, 2004

I NTERPORE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2002	2003
Assets
Current assets:
Cash and cash equivalents	$1,810	$5,837
Short-term investments	—	7,651
Accounts receivable, less allowance for doubtful accounts of $797 and $411 in 2002 and 2003, respectively	12,120	13,213
Inventories	31,995	32,982
Income taxes receivable	512	1,189
Prepaid expenses	1,484	2,388
Deferred income taxes	2,154	2,169

Total current assets	50,075	65,429
Property, plant and equipment, net	3,410	2,847
Deferred income taxes	799	—
Goodwill	20,201	19,883
Other intangible assets, net	2,548	2,572
Other assets	209	87

Total assets	$77,242	$90,818

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,932	$1,925
Accrued compensation and related expenses	1,803	2,114
Accrued royalties	530	512
Other accrued liabilities	943	1,423

Total current liabilities	6,208	5,974

Long-term debt	5,818	—
Deferred income taxes	—	427
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: Authorized shares – 5,000,000; issued and outstanding shares – none	—	—
Common stock, par value $.01 per share: Authorized shares – 50,000,000; issued and outstanding shares – 17,932,464 at December 31, 2002 and 18,541,462 at December 31, 2003	179	186
Additional paid-in-capital	64,855	69,940
Deferred compensation	—	(825)
Retained earnings	3,291	18,225

	68,325	87,526

Less treasury stock, at cost – 605,000 shares at December 31, 2002 and December 31, 2003.	(3,109)	(3,109)

Total stockholders’ equity	65,216	84,417

Total liabilities and stockholders’ equity	$77,242	$90,818

See accompanying notes.

I NTERPORE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year ended December 31,
	2001	2002	2003
Net product sales	$51,296	$58,923	$67,506
Royalty income	—	—	3,212

Net revenues	51,296	58,923	70,718

Cost of goods sold	14,355	16,444	20,249

Gross profit	36,941	42,479	50,469

Operating expenses:
Research and development	6,745	7,845	8,353
Selling and marketing	18,657	24,020	27,649
General and administrative	5,624	7,328	7,219

Total operating expenses	31,026	39,193	43,221

Income from operations	5,915	3,286	7,248

Interest income	479	40	153
Interest expense	(15)	(49)	(25)
Legal settlement	—	—	15,000
Other income	546	677	959

Total interest and other income, net	1,010	668	16,087

Income before taxes	6,925	3,954	23,335
Income tax provision (benefit)	2,667	(190)	8,401

Net income	$4,258	$4,144	$14,934

Net income per share:
Basic	$.27	$.24	$.85
Diluted	$.27	$.23	$.79
Weighted average shares:
Basic	15,544	17,238	17,642
Diluted	15,985	17,920	18,785

See accompanying notes.

INTERPORE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2000	—	$—	15,026	$150	$49,928	$—	$(5,111)	$(3,109)	$41,858
Net income and comprehensive income	—	—	—	—	—	—	4,258	—	4,258
Exercise of stock options	—	—	87	1	197	—	—	—	198
Stock-based compensation expense	—	—	—	—	161	—	—	—	161
Issuances under employee stock purchase plan	—	—	31	—	98	—	—	—	98
Tax benefit from exercise of stock options	—	—	—	—	69	—	—	—	69
Shares issued in purchase of American OsteoMedix Corporation	—	—	2,400	24	12,264	—	—	—	12,288

Balance at December 31, 2001	—	—	17,544	175	62,717	—	(853)	(3,109)	58,930
Net income and comprehensive income	—	—	—	—	—	—	4,144	—	4,144
Exercise of stock options	—	—	366	4	1,038	—	—	—	1,042
Stock-based compensation expense	—	—	—	—	182	—	—	—	182
Tax benefit from exercise of stock options	—	—	—	—	791	—	—	—	791
Issuances under employee stock purchase plan	—	—	22	—	127	—	—	—	127

Balance at December 31, 2002	—	—	17,932	179	64,855	—	3,291	(3,109)	65,216
Net income and comprehensive income	—	—	—	—	—	—	14,934	—	14,934
Exercise of stock options and warrants	—	—	465	5	2,662	—	—	—	2,667
Issuance of restricted stock	—	—	110	1	965	(966)	—	—	—
Stock-based compensation expense	—	—	—	—	282	141	—	—	423
Tax benefit from exercise of stock options	—	—	—	—	957	—	—	—	957
Issuances under employee stock purchase plan	—	—	34	1	219	—	—	—	220

Balance at December 31, 2003	—	$—	18,541	$186	$69,940	$(825)	$18,225	$(3,109)	$84,417

See accompanying notes.

I NTERPORE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2001	2002	2003
Cash flows from operating activities:
Net income	$4,258	$4,144	$14,934
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	852	1,153	1,248
Amortization	225	291	321
Provision for doubtful accounts	325	156	(69)
Provision for excess and obsolete inventory	1,441	939	1,942
Stock-based compensation expense	161	182	423
Tax benefit from exercise of stock options	69	791	957
Changes in operating assets and liabilities:
Accounts receivable	(3,410)	775	(1,024)
Inventories	(4,922)	(16,455)	(2,929)
Prepaid expenses	352	(721)	(904)
Other assets	(88)	52	610
Income taxes receivable/payable	476	(1,176)	(677)
Deferred income taxes	700	33	1,211
Accounts payable and accrued liabilities	1,278	1,145	(243)

Net cash provided by (used in) operating activities	1,717	(8,691)	15,800

Cash flows from investing activities:
Net cash paid for American OsteoMedix Corporation	(8,286)	(89)	(161)
Capital expenditures	(1,594)	(2,209)	(685)
Expenditures for patent and license rights	(195)	(726)	(345)
Maturities of short-term investments	—	—	2,495
Purchase of short-term investments	—	—	(10,146)

Net cash used in investing activities	(10,075)	(3,024)	(8,842)

Cash flows from financing activities:
Proceeds from (repayment of) long-term debt and capitalized lease obligations	(10)	5,818	(5,818)
Proceeds from exercise of stock options	198	1,042	2,667
Proceeds from employee stock purchase plan	98	127	220

Net cash provided by (used in) financing activities	286	6,987	(2,931)

Net increase (decrease) in cash and cash equivalents	(8,072)	(4,728)	4,027
Cash and cash equivalents at beginning of year	14,610	6,538	1,810

Cash and cash equivalents at end of year	$6,538	$1,810	$5,837

See accompanying notes.

INTERPORE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

1. Summary of Significant Accounting Policies

Organization and Description of Business

Interpore International, Inc. (“Interpore”) operates in one business segment: the design, manufacture and marketing of medical devices for the orthopedic marketplace. Interpore’s products are distributed in the United States and internationally.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Interpore and its subsidiaries after elimination of all significant intercompany transactions. Certain amounts in the consolidated financial statements have been reclassified to conform to the 2003 presentation.

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

Per Share Information

Basic earnings per share (“EPS”) is calculated by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities, consisting of employee stock options, convertible securities and warrants. The following table presents the computation of net income per share (in thousands, except per share data):

	Year ended December 31,
	2001	2002	2003
Net income	$4,258	$4,144	$14,934

Shares used in computing net income per share—basic Weighted average common shares outstanding	15,544	17,238	17,642
Effect of dilutive securities:
Common share equivalents outstanding	441	682	1,143

Shares used in computing net income per share—diluted	15,985	17,920	18,785

Basic earnings per share	$.27	$.24	$.85
Diluted earnings per share	$.27	$.23	$.79

Stock options excluded from the diluted earnings per share calculation because their assumed conversion would have been anti-dilutive	1,021	521	34

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

In the normal course of business, Interpore provides unsecured credit to its customers. At December 31, 2003, 64% of Interpore’s accounts receivable are from domestic customers and 36% are from foreign customers. Interpore performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management’s expectations. Sales to domestic customers were 78%, 82% and 80% of net product sales in 2001, 2002 and 2003, respectively, and sales to foreign customers were 22%, 18% and 20% of net product sales in 2001, 2002 and 2003, respectively. All sales to foreign customers for the periods presented were denominated in United States dollars.

In the U.S., there are no significant customer concentrations, as Interpore invoices hospitals directly for product used or shipped and no one hospital is significant. However, in the international markets, Interpore has three significant distributors that on a combined basis accounted for approximately 51% of its 2003 international net product sales and 10% of its 2003 worldwide net product sales.

Interpore evaluates the collectibility of accounts receivable based on a combination of factors. In cases where Interpore becomes aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sales, Interpore will record a specific allowance against amounts due, and thereby reduce the net recognized receivable to the amount that Interpore reasonably believes will be collected. For all other customers, Interpore recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and Interpore’s historical experience.

Stock Option Plans

Interpore accounts for stock compensation to employees using the intrinsic value method provided for by Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees and related interpretations. Interpore applies APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if Interpore had accounted for employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: a risk-free interest rate of 5% in 2001, 3% in 2002 and 2003, a volatility factor of the expected market price of Interpore common stock of .69 in 2001, ..73 in 2002 and .61 in 2003, a weighted-average expected life of the options of six years, and no dividend yield.

INTERPORE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income per share, had compensation expense for the employee stock-based plans been recorded based on the fair value method under SFAS 123 (in thousands, except per share data):

	Year Ended December 31,
	2001	2002	2003
Net income, as reported	$4,258	$4,144	$14,934
Deduct: total stock based employee compensation expense determined under fair value based method, net of related tax effects	1,108	1,567	1,401

Net income, as adjusted	$3,150	$2,577	$13,533

Basic net income per share:
As reported	$.27	$.24	$.85
As adjusted	$.20	$.15	$.77
Diluted net income per share:
As reported	$.27	$.23	$.79
As adjusted	$.20	$.14	$.72

Advertising

Interpore expenses as incurred the costs of advertising which totaled $479,000, $163,000 and $501,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

Research and Development

Expenditures for research and development are expensed as incurred.

Cash, Cash Equivalents and Short-term Investments

Highly liquid investments with a maturity of three months or less at the date of purchase are classified as cash equivalents. Investments with a maturity of more than three months but less than on year at the date of purchase are classified as short-term investments. At December 31, 2003, short-term investments include held-to-maturity investments and consisted of certificates of deposits of $2.6 million, corporate bonds of $2.6 million and $2.5 million in municipal bonds. Debt securities are classified as held-to-maturity when Interpore has the intent and ability to hold the securities to maturity. Held-to-maturity investments are stated at cost, adjusted for amortization of premiums and discounts to maturity. Unrealized gains (losses) were not significant for the year ended December 31, 2003.

Inventories

Inventories are stated at the lower of first-in, first-out average cost or market. Inventories are comprised of the following (in thousands):

	December 31,
	2002	2003
Raw material	$4,655	$3,878
Work-in-process	874	970
Finished goods	26,466	28,134

	$31,995	$32,982

Shipping Costs

Shipping costs are included in cost of sales.

INTERPORE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Lived Assets

In August 2001, the Financial Accounting Standards Board issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and other related accounting guidance. Interpore adopted the statement on January 1, 2002 and believes no impairment of the carrying value of its long-lived assets existed upon adoption or at December 31, 2002 and December 31, 2003.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and are comprised of the following (in thousands):

	December 31,
	2002	2003
Machinery and equipment	$7,628	$8,072
Furniture and fixtures	1,042	1,183
Leasehold improvements	821	921

Property, plant and equipment, at cost	9,491	10,176
Less accumulated depreciation and amortization	(6,081)	(7,329)

Property, plant and equipment, net	$3,410	$2,847

Depreciation is provided using the straight-line method over the following estimated useful lives:

Machinery and equipment	3 to 5 years
Furniture and fixtures	3 to 5 years
Leasehold improvements	Lesser of estimated useful life or term of lease

Goodwill

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations (“SFAS 141”) and No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 addresses financial accounting and reporting for business combinations and requires all business combinations to be accounted for using the purchase method. SFAS 142 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Goodwill and other intangible assets with indefinite lives are no longer amortized, but instead subject to impairment tests at least annually. The impairment test is comprised of two parts. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds the fair value of a reporting unit, the second step of the goodwill impairment test must be performed. The second step compares the implied fair value of the reporting unit’s goodwill with the respective carrying amount in order to determine the amount of impairment loss, if any. In July 2001, upon the acquisition of American OsteoMedix Corporation (“AOM”), Interpore early adopted SFAS 141 and SFAS 142. In connection with the acquisition, approximately $20 million of the purchase price was allocated to goodwill. Prior to July 2001, Interpore had no goodwill or other intangible assets with indefinite lives. In accordance with SFAS 142, Interpore performed the first part of the two-step goodwill impairment test and determined that the fair value exceeded the carrying amount as of January 1, 2002. As a result, the second step of the impairment test was not required. Interpore performed the annual impairment test during the quarters ended September 30, 2002 and September 30, 2003 and determined that there was no impairment of goodwill. Interpore intends to perform its annual impairment test of goodwill during the respective third quarter of subsequent years, or more frequently if Interpore believes indicators of impairment exist.

INTERPORE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Intangible Assets

Other intangible assets include patents and license rights. The patents and license rights are amortized on a straight-line basis over their estimated useful lives. Amortization begins at the time the patents are issued. Management periodically evaluates the recoverability of intangible assets based on undiscounted future cash flows. Amortization expense for the years ended December 31, 2001, 2002 and 2003 was $225,000, $291,000 and $321,000, respectively. At December 31, 2003, the amortization expense of the remaining balance of other intangible assets of $2,572,000 for each of the years ended December 31, 2004, 2005, 2006, 2007, and 2008 will be $319,000, $319,000, $317,000, $256,000 and $255,000, respectively. Accumulated amortization of other intangible assets was $962,000 and $1,283,000 at December 31, 2002 and 2003, respectively.

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

Consolidated Statements of Cash Flows

Interpore paid income taxes of $1,408,000, $162,000 and $6,423,000 and interest of $15,000, $49,000 and $25,000 in 2001, 2002 and 2003, respectively.

Use of Estimates

The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, estimates, including those related to product returns, bad debts, inventories, intangible assets and income taxes, are evaluated. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

In January 2003 the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires the primary beneficiary of a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 were required to be adopted at the end of periods ending after December 15, 2003. Interpore reviewed its investments and other arrangements and determined none of its investee companies were VIEs. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. Interpore has not invested in any VIEs after January 31, 2003.

INTERPORE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Acquisition of American OsteoMedix Corporation

On July 10, 2001, Interpore completed the acquisition of AOM, a developer, manufacturer and marketer of unique minimally invasive surgery products which facilitate the delivery of materials into bone through small incisions, a procedure referred to as osteoplasty. The initial transaction value was $21 million, including approximately $8 million in cash, approximately 2.4 million shares of Interpore common stock valued at $12 million and transaction costs of approximately $500,000. In addition to the initial consideration, the agreement provides for contingent cash consideration of up to $5 million based upon sales of AOM products through 2005. Through December 31, 2003, total contingent cash consideration paid was $250,000. The transaction has been accounted for using the purchase method of accounting. Results of operations of AOM are included in Interpore’s consolidated results of operations beginning on July 10, 2001. Approximately $20 million of the purchase price was allocated to goodwill and future contingent cash consideration will also be allocated to goodwill. The remaining purchase price was assigned to accounts receivable of $430,000, inventory of $513,000, prepaid expenses of $24,000, property, plant and equipment of $103,000 and current liabilities of $513,000.

3. Fair Value of Financial Instruments

Interpore’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, payables and borrowings. Interpore believes all of the financial instruments’ recorded values approximate current values because of the short maturities of these instruments.

4. Long-Term Obligations

Interpore has available a $10 million line of credit facility with its primary bank. The line is secured by substantially all of the assets of Interpore, bears interest at the bank’s prime rate (4.0% at December 31, 2003) minus .75%. Interpore may also borrow under the line at a rate of the bank’s LIBOR rate plus 1.75%. The line matures in June 2005. The facility contains certain financial covenants with which Interpore was in compliance at December 31, 2003. There were no amounts outstanding under the facility at December 31, 2003.

5. Stockholders’ Equity

Stock Options

Interpore has eight stock option plans that provide for the granting of incentive stock options or non-qualified stock options to officers, key employees, directors and consultants. The 1995 Stock Option Plan (the “1995 Plan”), the Stock Option Plan for Non-Employee Directors (the “Directors Plan”), the 1999 Consultants Stock Option Plan (the “Consultants Plan”), the 2000 Equity Participation Plan (the “2000 Plan”) and the 2003 Equity Plan (the “2003 Plan”) are the only plans with stock option awards available for grant. The other three plans have either expired or have been terminated with respect to future option grants, but have options outstanding and exercisable at December 31, 2003. Options outstanding under Interpore’s eight stock option plans generally vest over a four- or five-year period, and generally expire either six years or ten years from the date of grant.

Interpore also complies with the provisions of the Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, with respect to stock option grants to non-employees who are consultants for Interpore. EITF 96-18 requires variable plan accounting with respect to such non-employee stock options, whereby compensation associated with such options is measured on the date such options vest, and incorporates the then-current fair market value of Interpore’s common stock into the option valuation model.

INTERPORE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2003, there were 1,863 shares available for grant under the 1995 Plan. The Directors Plan provides for a maximum of 300,000 shares to be issued pursuant to options granted under the plan. At December 31, 2003, there were approximately 110,500 shares available for grant under the Directors Plan. The Consultants Plan provides for a maximum of 300,000 shares to be issued pursuant to options granted under the plan and 250,000 shares were available for grant at December 31, 2003. The 2000 Plan provides for a maximum of 1.0 million shares to be issued pursuant to options granted under the plan and 312,250 shares were available for grant at December 31, 2003. The 2003 Plan provides for a maximum of 400,000 shares to be issued pursuant to options granted under the plan and 260,500 shares were available for grant at December 31, 2003.

The following is a summary of stock option activity and weighted average exercise price per share for periods indicated:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2000	2,419,193	$5.80
Granted	493,650	4.46
Exercised	(109,960)	3.80
Forfeited and expired	(153,040)	6.39

Outstanding at December 31, 2001	2,649,843	5.60
Granted	456,750	8.24
Exercised	(397,361)	3.31
Forfeited and expired	(83,363)	6.02

Outstanding at December 31, 2002	2,625,869	6.40
Granted	249,500	9.23
Exercised	(461,749)	5.98
Forfeited and expired	(192,813)	6.63

Outstanding at December 31, 2003	2,220,807	6.78

Options exercisable at:
December 31, 2001	1,665,393	$5.67
December 31, 2002	1,594,386	6.22
December 31, 2003	1,385,603	6.31
Estimated fair value per share of options granted during the year:
2001		$5.63
2002		5.45
2003		5.94

The weighted average remaining contractual life of stock options outstanding at December 31, 2001, 2002 and 2003 were approximately 5.2, 5.4 and 5.6 years, respectively.

INTERPORE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary information about stock options outstanding at December 31, 2003 follows:

	Outstanding at December 31, 2003			Exercisable at December 31, 2003
Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$3.00 - $ 4.00	279,579	6.5	$3.91	133,229	$3.87
$4.01 - $ 5.00	357,553	4.7	4.71	335,803	4.73
$5.01 - $ 6.00	311,500	3.5	5.39	271,334	5.38
$6.01 - $ 7.00	56,500	7.9	6.57	23,000	6.65
$7.01 - $ 8.00	568,000	4.0	7.76	437,250	7.79
$8.01 - $ 9.00	420,425	7.3	8.44	165,612	8.60
$9.01- $18.81	227,250	9.1	9.96	19,375	9.84

$3.00 -$18.81	2,220,807	5.6	6.78	1,385,603	6.31

Employee Stock Purchase Plan

Interpore has a qualified employee stock purchase plan which allows employees to purchase shares of Interpore common stock every six months through payroll deductions. The purchase price for the shares is 85% of the lesser of the fair market value of such shares on the first or last day of each six-month period. The plan provides for a maximum of 300,000 shares to be issued pursuant to the plan. As of December 31, 2003,194,003 shares of common stock had been issued pursuant to the plan.

Warrants and Non-Plan Stock Options

In connection with the acquisition of all the assets of Quantic Biomedical, Inc. in 1999, Interpore issued warrants to purchase 200,000 shares of Interpore common stock to Quantic and warrants to purchase 175,000 shares are outstanding at December 31, 2003. The warrants were issued at a weighted average exercise price of $7.875 per share, are currently exercisable, and expire on various dates beginning June 2005 and ending December 2006.

In 2001, Interpore issued non-qualified stock options outside of its formal stock option plans to two entities as compensation for consulting services. One such option, for 60,000 shares of Interpore common stock, was issued at an exercise price of $5.24 per share, is currently exercisable as to 20,000 shares, and expires on July 10, 2006. The other option, for 10,000 shares, was issued at an exercise price of $8.39 per share, is currently exercisable, and expires on November 1, 2004.

Restricted Stock Grants

On May 16, 2003, Interpore issued restricted stock grants totaling 110,000 shares to certain executive employees, which shares vest over four years. The stock grants were valued at $966,000 and recorded in stockholders’ equity as deferred compensation which is being amortized to compensation expense over the vesting period.

INTERPORE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

6. Employee Benefit Plan

Interpore has a 401(k) retirement savings plan available to all employees beginning 30 days after an employee’s date of hire. Employees may contribute up to 20% of their salary, subject to the maximum contribution allowed by the Internal Revenue Service. In addition to employee contributions, the plan has an employer matching provision pursuant to which Interpore contributes 50% of the first 4% of salary contributed by the employee. Employee contributions are always 100% vested. Vesting in employer matching contributions is phased in over the first three years of an employee’s service; employees with three years of service or more are 100% vested. During the years ended December 31, 2001, 2002 and 2003, Interpore contributed approximately $141,000, $154,000 and $178,000, respectively, to the plan.

7. Income Taxes

A reconciliation of the income tax provision (benefit) using the federal statutory rate to the book provision for income taxes follows (in thousands):

	Year Ended December 31,
	2001	2002	2003
Statutory federal provision for income taxes	$2,354	$1,342	$8,167
Increase (decrease) in taxes resulting from:
State tax, net of federal benefit	251	123	472
Research and development and other tax credits	—	(1,120)	(261)
Reduction in valuation allowance	—	(513)	—
Permanent differences and other	62	(22)	23

Income tax provision (benefit)	$2,667	$(190)	$8,401

INTERPORE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the income tax provision (benefit) are as follows (in thousands):

	Year Ended December 31,
	2001	2002	2003
Current expense:
Federal	$1,602	$(384)	$6,884
State	365	161	306

Total current	1,967	(223)	7,190

Deferred expense (benefit):
Federal	684	449	790
State	16	(416)	421

Total deferred	700	33	1,211

Total income tax provision (benefit)	$2,667	$(190)	$8,401

The income tax provision (benefit) does not include benefits of $69,000, $791,000 and $957,000 for the years ended December 31, 2001, 2002, and 2003, respectively, related to the exercise of employee stock options recorded in additional paid-in capital.

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

Interpore has federal net operating loss carryforwards at December 31, 2003 of approximately $1.5 million resulting from the acquisition of Interpore Orthopaedics, Inc. (“Orthopaedics”). As a result of the acquisition, Orthopaedics experienced a more than 50% ownership change. Accordingly, under the provisions of the 1986 Tax Reform Act, the use of Orthopaedics’ net operating loss carryforwards is limited to approximately $300,000 per year and these carryforwards expire in the year 2004.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2003 are as follows (in thousands):

	December 31,
	2002	2003
Deferred tax assets:
Net operating loss carryforwards	$496	$105
Research and development and alternative minimum tax credit carryforwards	653	—
Reserves and accruals not currently deductible for tax purposes	260	317
Inventory capitalization	1,894	1,552
Stock-based compensation	—	299
Capitalized research and development	602	533

Net deferred tax assets	3,905	2,806

Deferred tax liabilities:
Depreciation	(952)	(1,064)

Total deferred tax liabilities	(952)	(1,064)

Net deferred tax asset	$2,953	$1,742

INTERPORE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

It is Interpore’s policy to establish reserves for taxes that may become payable in future years as a result of examinations by tax authorities. The tax reserves are analyzed periodically and adjustments are made as events occur to warrant adjustment to the reserve. During 2003, management reassessed their reserve for possible tax exposures relating to prior years. As a result of this review, management recorded a tax benefit of $140,000 to reduce their reserve for possible tax exposures to $755,000 as of December 31, 2003.

8. Commitments and Contingencies

License Agreements

Interpore has agreements with surgeons, who assisted in the development of certain spine and orthobiologic products, under which Interpore pays royalties ranging from 1% to 6% of net revenues generated from the sale of certain products. Royalty expense for the years ended December 31, 2001, 2002 and 2003 was $1,458,000, $1,848,000 and $1,848,000, respectively, and is included in cost of goods sold on the accompanying consolidated statements of income.

Legal Settlement

On January 24, 2003, Interpore entered into a settlement agreement in which it received $15 million. The $15 million settlement was recorded as a legal settlement in the quarter ended March 31, 2003.

Litigation

Cross Medical Products v. Medtronic Sofamor Danek

On May 1, 2003, our wholly owned subsidiary, Cross Medical Products, Inc. (“Cross”), filed an amended complaint in the United States District Court for the Central District of California against Medtronic Sofamor Danek, Inc. and Medtronic Sofamor Danek USA, Inc. (collectively, “Medtronic”), which complaint alleges that Medtronic has infringed and continues to infringe Cross’ U.S. Patent Nos. 5,466,237, 5,474,555 and 5,624,442. These patents relate to technology embodied in certain components of the SYNERGY Spinal System. The complaint seeks damages for willful past and continuing infringement of the patents. The complaint also seeks a declaratory judgment against Medtronic that Cross is not infringing U.S. Patent Nos. 5,591,165, 4,641,636, 4,815,453 and 5,005,562. On June 23, 2003, Medtronic filed counterclaims for a declaratory judgment that it does not infringe Cross’ patents, and that the patents are invalid and unenforceable.

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

INTERPORE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 22, 2003, Cross, Interpore Cross International, Inc. (“Interpore Cross”), and Interpore Orthopaedics, Inc. (“Interpore Orthopaedics”) filed an amended complaint in the United States District Court for the Central District of California against Medtronic and SDGI, which complaint alleges that Medtronic has infringed and continues to infringe Cross’ U.S. Patent No. 6,224,602. That patent relates to technology embodied in certain components of the C-TEK anterior cervical plate system. The complaint seeks damages for willful past and continuing infringement of the patent. The complaint also seeks a declaratory judgment against Medtronic and SDGI that Interpore Cross and Interpore Orthopaedics are not infringing U.S. Patent Nos. 6,152,927 and 6,533,786.

On March 1, 2004, the Court granted Medtronic’s motion for summary judgment of the invalidity of Cross’ U.S. Patent No. 5,466,237, ruling that this patent was partially invalid. Cross is exploring strategies in response to this ruling and currently plans to challenge it. However, there can be no assurance that Cross will be successful in any such challenge.

Interpore is unable at this time to predict the outcome of this litigation.

Cross Medical Products v. Puno and Byrd

On December 4, 2003, Drs. Puno and Byrd filed a motion to intervene in the Cross’ litigation with Medtronic claiming ownership of Cross’ U.S. Patent Nos. 5,466,237, 5,474,555, and 5,624,442 patents, as well as other of Cross’ patents not at issue in this litigation, on the basis of a purported termination by them of certain royalty agreements with Cross. On December 10, 2003, Cross filed a demand for arbitration of the claims raised by Drs. Puno and Byrd with the American Arbitration Association under the terms of the royalty agreements seeking a declaration that Drs. Puno and Byrd have no interest in any of Cross’ patents, and no interest in any of the settlement recovery received from the settlement of Cross’ lawsuit with DePuy Spine, Inc. in January 2003. On January 5, 2004, Drs. Puno and Byrd filed a counterclaim in the arbitration claiming entitlement to Cross’ U.S. Patent Nos. 5,466,237, 5,474,555, 5,624,442, 5,496, 321, and 5,360,431 Patents, and at least $21,000,000 from Cross’ settlement with DePuy Spine. On January 26, 2004, Cross entered into an agreement with Drs. Puno and Byrd clarifying Cross’ ownership of all of its patents and the right of Drs. Puno and Byrd to receive royalties on certain of Cross’ products. On January 29, 2004, Drs. Puno and Byrd withdrew their motion to intervene in the Medtronic litigation and the parties dismissed the arbitration. Separately, Cross entered into an agreement with Drs. Puno and Byrd to prepay royalties remaining under the existing royalty agreements with respect to certain other Cross products in the amount of $2.5 million, and the parties agreed to terminate those royalty agreements.

Abrams v. Interpore International, Inc., et al

On March 8, 2004, one of Interpore’s alleged stockholders filed a putative class action lawsuit in the Superior Court of the State of California, County of Orange, against Interpore and each member of its board of directors. The lawsuit, Abrams v. Interpore International, Inc., et al., (Case No. 04CC00093), alleges that Interpore and its directors breached the fiduciary duties of care, loyalty, candor, and independence owed to Interpore’s stockholders in connection with the proposed acquisition of Interpore by Biomet, Inc., (see Note 10). Specifically, the lawsuit alleges that Interpore and its directors failed to take steps to maximize the value of Interpore, took steps to avoid competitive bidding, gave Biomet an unfair advantage, failed to solicit other potential acquirors or alternative transactions and failed to properly value Interpore. The plaintiff seeks to enjoin Interpore from proceeding with the proposed acquisition by Biomet. Additionally, the complaint seeks certification of a class, a declaration that Interpore and its directors have breached their fiduciary duties in entering into the proposed transaction with Biomet, an injunction barring the proposed acquisition and directing Interpore to pursue a transaction in the best interests of its stockholders, a constructive trust upon any benefits improperly received by Interpore or any of its directors as a result of the proposed acquisition, costs, and attorneys’ and experts’ fees. Interpore believes that this lawsuit is without merit and intends to vigorously defend against the allegations in the complaint.

Aside from the aforementioned matters, the nature of Interpore’s business subjects it to product liability and various other legal proceedings from time to time. Interpore is currently involved in legal proceedings incidental to the normal conduct of its business. It does not believe that any liabilities relating to the legal proceedings to which it is a party are likely to be, individually or in the aggregate, material to its consolidated financial condition or results of operations.

At December 31, 2002 and 2003, accrued legal expenses were $130,000 and $434,000, respectively.

INTERPORE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Lease Commitments

Future minimum rentals under noncancelable operating leases for manufacturing and office facilities and equipment at December 31, 2003 are as follows (in thousands):

2004	$828
2005	823
2006	826
2007	841
2008	70
Thereafter	—

$3,388

Rent expense was $759,000, $894,000 and $1.1 million in 2001, 2002 and 2003, respectively.

The lease for Interpore’s principal office and manufacturing facility, which expires January 31, 2008, provides a right to extend the lease for an additional five years at the fair market lease rate of the facility on the extension date, but not less than the rate paid by Interpore during the month immediately preceding the commencement of the extension period.

10. Subsequent Event

On March 7, 2004, Interpore entered into a definitive agreement with Biomet, Inc. under which Biomet will acquire all of Interpore’s outstanding common stock for cash in an amount equal to $14.50 per share, which represents a total equity value of approximately $280 million. Although the transaction is subject to regulatory approval, approval by Interpore’s stockholders and other customary closing conditions, it is expected that the transaction will close in the second quarter of 2004.

11. Quarterly Results (unaudited)

The following table presents a summary of the quarterly results of operations for 2002 and 2003 (in thousands, except per share data):

	Quarter
	First		Second	Third	Fourth
2002
Net revenues	$13,786		$14,663	$14,724	$15,750
Gross profit	10,074		10,538	10,447	11,420
Net income	645		651	1,384	1,464
Net income per share—basic	$.04		$.04	$.08	$.08
Net income per share—diluted	$.04		$.04	$.08	$.08

2003
Net revenues	$15,807		$18,382	$18,506	$18,023
Gross profit	11,331		13,184	13,336	12,618
Net income	10,023	(1)	2,380	1,681	850
Net income per share—basic	$.58		$.14	$.09	$.05
Net income per share—diluted	$.56		$.13	$.09	$.04

(1)	On January 24, 2003, Interpore entered into a settlement agreement in which it received $15 million. The $15 million settlement was recorded as a legal settlement in the quarter ended March 31, 2003.

INTERPORE INTERNATIONAL, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2001, 2002 and 2003

Description	Balance at Beginning of Period	Additions (Deductions)	Write-offs	Balance at End of Period
Year ended December 31, 2001:
Allowance for doubtful accounts receivable	$461,000	$325,000	$98,000	$688,000
Reserve for excess and obsolete inventory	2,831,000	1,441,000	296,000	3,976,000
Year ended December 31, 2002:
Allowance for doubtful accounts receivable	$688,000	$156,000	$47,000	$797,000
Reserve for excess and obsolete inventory	3,976,000	939,000	28,000	4,887,000
Year ended December 31, 2003:
Allowance for doubtful accounts receivable	$797,000	$(69,000)	$317,000	$411,000
Reserve for excess and obsolete inventory	4,887,000	1,942,000	—	6,829,000

EXHIBIT INDEX

Exhibit Number	Description
3.01	Certificate of Incorporation of Interpore International, Inc. as amended (1)

3.02	Bylaws of Registrant (1)

3.03	Amendment Number One to Bylaws (16)

4.01	Rights Agreement dated November 19, 1998, between Interpore International, Inc. and U.S. Stock Transfer Corporation, which includes the form of Certificate of Determination of the Series A Junior Participating Preferred Stock of Interpore International, Inc. as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (2)

4.02	Registration Rights Agreement dated December 8, 1999 by and between Interpore International, Inc., John A. Dawdy and Andrew G. Hood (19)

4.03	Form of Common Stock Warrant dated December 8, 1999

10.01	Cancellation and Release Agreement dated March 1, 1993 among Registrant, Interpore Orthopaedics, Inc., Pfizer, Inc. and Howmedica, Inc. (3)

10.02	Single Tenant Lease dated July 25, 1991 between Registrant and The Irvine Company as amended by a Third Amendment to Lease dated December 11, 1996 (4) as amended by a Fifth Amendment to Lease dated October 9, 2002 (25)

10.03	Business Loan Agreement, Master Revolving Note and Addendum thereto, Security Agreement and Intellectual Property Security Agreement, each dated June 14, 2002, between Comerica Bank-California and Interpore International, Inc. (23)

10.04	Amended and Restated Stock Option Plan dated March 19, 1991 (6), First Amendment to the Amended and Restated Stock Option Plan, effective October 15, 1991 (3); Amendment to the Amended and Restated Stock Option Plan dated September 17, 1994 (7)

10.05	1995 Stock Option Plan (8)

10.06	Stock Option Plan for Non-Employee Directors of Interpore International (9)

10.07	Danninger Medical Technology, Inc. Amended and Restated 1984 Non-Statutory Stock Option Plan (10)

10.08	Danninger Medical Technology, Inc. Amended and Restated 1984 Incentive Stock Option Plan (10)

10.09	Cross Medical Products Inc. Amended and Restated 1994 Stock Option Plan (10)

10.10	Asset Purchase Agreement dated March 12, 1997, among Cross Medical Products, Inc., Danninger Healthcare, Inc. and OrthoLogic Corp. (11)

10.11	Indenture concerning 8.5% Convertible Subordinated Debentures between Cross Medical Products, Inc. and Fifth Third Bank (12)

10.12	Supplemental Indenture between Interpore International, Inc. and Cross Medical Products, Inc. and Fifth Third Bank (5)

10.13	Form of Indemnification Agreement (13)

10.14	Schedule of Parties to Form of Indemnification Agreement (14)

10.15	Agreement between Dr. Edward Funk and Cross Medical Products, Inc. dated February 11, 1998 (15)

10.16	Form of Employment Agreement dated July 31, 2000 / August 30, 2000 between Interpore International, Inc. and its executive officers (21)

10.17	Schedule of Parties to Form of Employment Agreement dated July 31, 2000 / August 30, 2000 (21)

10.18	1999 Consultants Stock Option Plan (17)

10.19	Amended and Restated Employee Qualified Stock Purchase Plan dated November 13, 1998 (18)

10.20	Asset Purchase Agreement dated December 8, 1999, by and among Interpore Orthopaedics, Inc., Quantic Biomedical, Inc., Quantic Biomedical Partners, John A. Dawdy and Andrew G. Hood (19)

10.21	2000 Equity Participation Plan (20)

10.22	Agreement and Plan of Merger among Interpore International, Inc., OP Sub, Inc., American OsteoMedix Corporation and the shareholders set forth on the signature pages thereto, dated as of May 30, 2001 (22)

10.23	2003 Equity Participation Plan (24)

10.24	Form of Non-Plan Non-Qualified Stock Option Agreement

21.01	Subsidiaries of the Registrant

23.01	Consent of Independent Auditors

Exhibit Number	Description
31.01	Certifications of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.02	Certifications of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from our Registration Statement on Form S-4, Registration No. 333-49487.
(2)	Incorporated by reference from our Current Report on Form 8-K dated December 1, 1998.
(3)	Incorporated by reference from our Registration Statement on Form S-1, Registration No. 33-69872.
(4)	Incorporated by reference from our Current Report on Form 8-K dated February 11, 1998.
(5)	Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.
(6)	Incorporated by reference from our Registration Statement on Form S-8, Registration No. 33-77426.
(7)	Incorporated by reference from our Registration Statement on Form S-8, Registration No. 33-86290.
(8)	Incorporated by reference from our Proxy Statement for the 1994 Annual Meeting of Shareholders.
(9)	Incorporated by reference from our Proxy Statement for the 1995 Annual Meeting of Shareholders.
(10)	Incorporated by reference from our Registration Statement on Form S-8, Registration No. 333-53775.
(11)	Incorporated by reference from the Cross Medical Products, Inc. Annual Report on Form 10-K for the year ended December 31, 1996.
(12)	Incorporated by reference from the Cross Medical Products, Inc. Registration Statement on Form S-2, Registration No. 333-02273.
(13)	Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.
(14)	Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.
(15)	Incorporated by reference from the Cross Medical Products, Inc. Annual Report on Form 10-K for the year ended December 31, 1997.
(16)	Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(17)	Incorporated by reference from our Proxy Statement for the 1999 Annual Meeting of Stockholders.
(18)	Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999.
(19)	Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(20)	Incorporated by reference from our Proxy Statement for the 2000 Annual Meeting of Stockholders.
(21)	Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
(22)	Incorporated by reference from our Current Report on Form 8-K filed July 10, 2001
(23)	Incorporated by reference from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.
(24)	Incorporated by reference from our Proxy Statement for the 2003 Annual Meeting of Stockholders.
(25)	Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.