Form 10-Q
period 2004-03-31
INTERPORE INTERNATIONAL INC /DE/
filed 2004-05-07
CIK 854093

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

As of April 30, 2004, there were 18,010,587 shares of the registrant’s common stock issued and outstanding.

Interpore International, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Interpore International, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2003	March 31, 2004
Assets		(unaudited)
Current assets:
Cash and cash equivalents	$5,837	$4,842
Short-term investments	7,651	7,624
Accounts receivable, less allowance for doubtful accounts of $411 and $459 in 2003 and 2004, respectively	13,213	14,787
Inventories	32,982	32,011
Income taxes receivable	1,189	1,326
Prepaid expenses	2,388	1,514
Deferred income taxes	2,169	2,169

Total current assets	65,429	64,273
Property, plant and equipment, net	2,847	2,677
Goodwill	19,883	19,930
Other intangible assets, net	2,572	4,992
Other assets	87	84

Total assets	$90,818	$91,956

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,925	$2,137
Accrued compensation and related expenses	2,114	1,954
Accrued royalties	512	336
Other accrued liabilities	1,423	2,417

Total current liabilities	5,974	6,844

Deferred income taxes	427	427
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: Authorized shares—5,000,000; issued and outstanding shares—none	—	—
Common stock, par value $.01 per share: Authorized shares—50,000,000; issued and outstanding shares—18,541,462 at December 31, 2003 and 18,611,837 at March 31, 2004	186	186
Additional paid-in-capital	69,940	70,410
Deferred compensation	(825)	(765)
Retained earnings	18,225	17,963

	87,526	87,794
Less treasury stock, at cost—605,000 shares at December 31, 2003 and March 31, 2004	(3,109)	(3,109)

Total stockholders’ equity	84,417	84,685

Total liabilities and stockholders’ equity	$90,818	$91,956

See accompanying notes.

Interpore International, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2003	2004
Net product sales	$15,807	$17,785
Royalty and related income	—	1,043

Net revenues	15,807	18,828

Cost of goods sold	4,476	5,632

Gross profit	11,331	13,196

Operating expenses:
Research and development	2,044	2,215
Selling and marketing	6,068	8,053
General and administrative	1,765	3,690

Total operating expenses	9,877	13,958

Income (loss) from operations	1,454	(762)

Interest income	28	46
Interest expense	(9)	—
Legal settlement	15,000	—
Other income	233	280

Total interest and other income, net	15,252	326

Income (loss) before taxes	16,706	(436)
Income tax provision (benefit)	6,683	(174)

Net income (loss)	$10,023	$(262)

Net income (loss) per share:
Basic	$.58	$(.01)
Diluted	$.56	$(.01)

Weighted average shares:
Basic	17,336	17,979
Diluted	17,774	17,979

See accompanying notes.

Interpore International, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2003	2004
Cash flows from operating activities
Net income (loss)	$10,023	$(262)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	324	321
Amortization	79	99
Provision for doubtful accounts	52	48
Provision for excess and obsolete inventory	437	73
Stock-based compensation expense	98	139
Changes in operating assets and liabilities:
Accounts receivable	323	(1,622)
Inventories	(1,096)	898
Prepaid expenses	294	874
Other assets	35	3
Income taxes receivable / payable	6,862	(137)
Accounts payable and accrued liabilities	(1,107)	994

Net cash provided by operating activities	16,324	1,428

Cash flows from investing activities
Net cash paid for American OsteoMedix Corporation	(161)	(171)
Capital expenditures	(290)	(151)
Expenditures for patent and license rights	(67)	(2,519)
Maturities of short-term investments	—	27
Purchase of short-term investments	(2,495)	—

Net cash used in investing activities	(3,013)	(2,814)

Cash flows from financing activities
Repayment of long-term debt	(5,818)	—
Proceeds from exercise of stock options	104	391

Net cash provided by (used in) financing activities	(5,714)	391

Net increase (decrease) in cash and cash equivalents	7,597	(995)
Cash and cash equivalents at beginning of period	1,810	5,837

Cash and cash equivalents at end of period	$9,407	$4,842

See accompanying notes.

Interpore International, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2004

(unaudited)

1.	Organization and Description of Business

Interpore International, Inc. (“Interpore”) operates in one business segment: the design, manufacture and marketing of medical devices for the orthopedic marketplace. Interpore’s products are distributed in the United States and internationally.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to Securities and Exchange Commission regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position at March 31, 2004 and the consolidated results of operations and cash flows for the three month periods ended March 31, 2003 and 2004.

The accompanying condensed consolidated financial statements include the accounts of Interpore and its subsidiaries after elimination of all significant intercompany transactions.

The results of operations and cash flows for the three months ended March 31, 2004 are not necessarily indicative of results to be expected for future quarters or the full year.

These consolidated financial statements should be read in conjunction with the financial statements included in Interpore’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

3.	Per Share Information

Basic earnings (loss) per share (EPS) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities, consisting of employee stock options and warrants. The following table presents the computation of net income (loss) per share (in thousands, except per share data):

	Three months ended March 31,
	2003	2004
Net income (loss)	$10,023	$(262)

Shares used in computing net income (loss) per share—basic:
Weighted average common shares outstanding	17,336	17,979

Effect of dilutive securities:
Common share equivalents outstanding	438	—

Shares used in computing net income (loss) per share—diluted	17,774	17,979

Basic earnings (loss) per share	$.58	$(.01)
Diluted earnings (loss) per share	$.56	$(.01)

Stock option shares excluded from the diluted earnings (loss) per share calculation because their assumed conversion would have been anti-dilutive	1,195	1,225

4.	Inventories

Inventories are stated at the lower of first-in, first-out average cost or market. Inventories are comprised of the following (in thousands):

	December 31, 2003	March 31, 2004
Raw materials	$3,878	$3,724
Work-in-process	970	1,024
Finished goods	28,134	27,263

	$32,982	$32,011

5. Stock Option Plans

Interpore accounts for stock compensation to employees using the intrinsic value method provided for by Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issuedto Employees and related interpretations. Interpore applies APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if Interpore had accounted for employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: a risk-free interest rate of 3% in 2003 and 2004, a volatility factor of the expected market price of Interpore common stock of .73 in 2003 and .61 in 2004, a weighted-average expected life of the options of six years, and no dividend yield.

The following table illustrates the effect on net income (loss) per share, had compensation expense for the employee stock-based plans been recorded based on the fair value method under SFAS 123 (in thousands, except per share data):

	Three months ended March 31,
	2003	2004
Net income (loss), as reported	$10,023	$(262)
Deduct: total stock based employee compensation expense determined under fair value based method, net of related tax effects	322	324

Net income (loss), as adjusted	$9,701	$(586)

Basic net income (loss) per share:
As reported	$.58	$(.01)
As adjusted	$.56	$(.03)
Diluted net income (loss) per share:
As reported	$.56	$(.01)
As adjusted	$.55	$(.03)

6.	Commitments and Contingencies

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

On March 22, 2004, Cross filed a motion for partial summary judgment that Medtronic is infringing Claim 5 of Cross’ U.S. Patent No. 5,474,555. On April 26, 2004, Medtronic filed a cross-motion for partial summary judgment that it is not infringing Claim 5 of Cross’ U.S. Patent No. 5,474,555. The parties’ partial summary judgment motions regarding infringement are set to be heard on May 17, 2004.

On April 19, 2004, Cross filed a motion for partial summary judgment that Claim 5 of Cross’ U.S. Patent No. 5,474,555 is not invalid. On May 3, 2004, Medtronic filed a motion for partial summary judgment that Claim 5 of Cross’ U.S. Patent No. 5,474,555 is invalid, and further requested additional time to oppose Cross’ Motion. The parties’ partial summary judgment motions regarding validity are set to be heard on May 24, 2004.

Interpore is unable at this time to predict the outcome of this litigation.

Cross Medical Products v. Puno and Byrd

On December 4, 2003, Drs. Puno and Byrd filed a motion to intervene in Cross’ litigation with Medtronic claiming ownership of Cross’ U.S. Patent Nos. 5,466,237, 5,474,555, and 5,624,442, as well as other of Cross’ patents not at issue in this litigation, on the basis of a purported termination by them of certain royalty agreements with Cross. On December 10, 2003, Cross filed a demand for arbitration of the claims raised by Drs. Puno and Byrd with the American Arbitration Association under the terms of the royalty agreements seeking a declaration that Drs. Puno and Byrd have no interest in any of Cross’ patents, and no interest in any of the settlement recovery received from the settlement of Cross’ lawsuit with DePuy Spine, Inc. in January 2003. On January 5, 2004, Drs. Puno and Byrd filed a counterclaim in the arbitration claiming entitlement to Cross’ U.S. Patent Nos. 5,466,237, 5,474,555, 5,624,442, 5,496, 321, and 5,360,431, and at least $21,000,000 from Cross’ settlement with DePuy Spine. On January 26, 2004, Cross entered into an agreement with Drs. Puno and Byrd clarifying Cross’ ownership of all of its patents and the right of Drs. Puno and Byrd to receive royalties on certain of Cross’ products. On January 29, 2004, Drs. Puno and Byrd withdrew their motion to intervene in the Medtronic litigation and the parties dismissed the arbitration. Separately, Cross entered into an agreement with Drs. Puno and Byrd to prepay royalties remaining under the existing royalty agreements with respect to certain other Cross products in the amount of $2.5 million, and the parties agreed to terminate those royalty agreements. This amount is included in intangible assets, net in the accompanying balance sheet and is being amortized over ten years.

Abrams v. Interpore International, Inc., et al

On March 8, 2004, one of Interpore’s alleged stockholders filed a putative class action lawsuit in the Superior Court of the State of California, County of Orange, against Interpore and each member of its board of directors. The lawsuit, Abrams v. Interpore International, Inc., et al., (Case No. 04CC00093), alleges that Interpore and its directors breached the fiduciary duties of care, loyalty, candor, and independence owed to Interpore’s stockholders in connection with the proposed acquisition of Interpore by Biomet, Inc. (“Biomet”). Specifically, the lawsuit alleges that Interpore and its directors failed to take steps to maximize the value of Interpore, took steps to avoid competitive bidding, gave Biomet an unfair advantage, failed to solicit other potential acquirors or alternative transactions and failed to properly value Interpore. The plaintiff seeks to enjoin Interpore from proceeding with the proposed acquisition by Biomet. Additionally, the complaint seeks certification of a class, a declaration that Interpore and its directors have breached their fiduciary duties in entering into the proposed transaction with Biomet, an injunction barring the proposed acquisition and directing Interpore to pursue a transaction in the best interests of its stockholders, a constructive trust upon any benefits improperly received by Interpore or any of its directors as a result of the proposed acquisition, costs, and attorneys’ and experts’ fees. Interpore believes that this lawsuit is without merit and intends to vigorously defend against the allegations in the complaint, however, Interpore is not able at this time to predict the outcome of this litigation.

Spring Partners, LLC v. Mercer, et al.

On April 9, 2004, a putative stockholder class action lawsuit was filed in Superior Court of the State of California, County of Orange, against Interpore, each of its directors, and Biomet. The lawsuit, Spring Partners, LLC v. Mercer, et al. (Case No. 04CC00156), alleges that Interpore and each of its directors breached their fiduciary duties of care, loyalty and disclosure owed to public stockholders of Interpore in connection with the proposed merger, and that Biomet aided and abetted these breaches. Specifically, the lawsuit alleges that the defendants breached their fiduciary duties by deciding to sell Interpore to Biomet without attempting to obtain the best possible value for stockholders, entering into the transaction with Biomet without attempting to negotiate with third parties, including defensive provisions in the transaction agreement that prevent superior bids from being made, and structuring the transaction agreement such that the individual defendants benefited to the exclusion of other public stockholders of Interpore. Moreover, the lawsuit alleges that the proposed price to be paid by Biomet to acquire Interpore is unfair and inadequate, since it does not reflect the intrinsic value of Interpore’s stock or any efforts by the defendants to ascertain Interpore’s value through an open bidding process.

The lawsuit also alleges that the defendants breached their duty of disclosure by failing to disclose the amounts each director and officer will receive as a result of the acquisition, the amounts each officer or director will receive under any employment agreement, details concerning the conversion of stock options under the acquisition, details about the negotiations between Interpore and Biomet, the identity of any financial advisors and/or investment bankers used by Interpore, any prior relationship between Piper Jaffray and Interpore or Biomet, the identity of any Interpore or Biomet officers or directors who have entered into any employment, consulting or other agreement regarding their retention or continued employment by Biomet or the entity that emerges post-acquisition, the amounts purportedly received by certain individual defendants in exchange for entering into any voting agreements, and any details concerning other indications of interest, proposals or offers received by Interpore regarding a strategic transaction or combination. The lawsuit also alleges an indemnification claim against the defendants.

The plaintiff seeks to enjoin Interpore from proceeding with the proposed acquisition by Biomet. Additionally, the complaint seeks certification of a class, a declaration that the defendants have breached their fiduciary duties and/or aided and abetted such breaches in entering into the proposed transaction with Biomet, a declaration that defendants have breached their duty of disclosure, indemnification from the defendants for breach of fiduciary duty, an injunction barring the proposed acquisition and directing the defendants to make corrective disclosures, damages, and attorneys’ and experts’ fees.

The time for the defendants to respond to the complaint has not yet expired and no motions are currently at issue. Interpore and Biomet believe that this lawsuit is meritless and Interpore and Biomet intend to vigorously defend against the allegations in the complaint, however, Interpore is not able at this time to predict the outcome of this litigation.

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

At December 31, 2003 and March 31, 2004, accrued legal expenses were $434,000 and $853,000, respectively.

7. Recent Event

On March 7, 2004, Interpore entered into a definitive agreement with Biomet under which Interpore will become a wholly-owned subsidiary of Biomet, and the holders of Interpore’s outstanding common stock will receive cash in an amount equal to $14.50 per share, which represents a total equity value of approximately $280 million. Although the transaction is subject to regulatory approval, approval by Interpore’s stockholders and other customary closing conditions, it is expected that the transaction will close in the second quarter of 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and related notes to those statements appearing elsewhere in this quarterly report. This discussion contains forward-looking statements that involve risks and uncertainties, including those discussed above under the subheading “Certain Business Considerations.”

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

Recent Developments

On March 7, 2004, Interpore entered into a definitive agreement with Biomet under which Interpore will become a wholly-owned subsidiary of Biomet, and the holders of Interpore’s outstanding common stock will receive cash in an amount equal to $14.50 per share, which represents a total equity value of approximately $280 million. Although the transaction is subject to regulatory approval, approval by Interpore’s stockholders and other customary closing conditions, it is expected that the transaction will close in the second quarter of 2004.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

•	Revenue from sales of product where the customer immediately accepts title is recorded at the time of shipment. Revenue from sales of consigned inventory is recorded upon receipt of written acknowledgement from independent agencies, direct sales representatives or customers that the product has been used in a surgical procedure. Provision is made currently for estimated product returns based on historical experience and other known factors. Royalty and related income is recorded upon the receipt of royalty payments or a receipt of commitment to pay royalties on sales in prior periods from third parties to which we have granted licenses to certain of our spinal implant patents. These licenses provide for royalties calculated at a negotiated percentage of sales of specified spinal implant products by the third parties.

•	We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

•	We provide an inventory reserve for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs would be required.

•	We have significant intangible assets, including goodwill. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Changes in strategy or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.

•	We currently have deferred tax assets, which are subject to periodic recoverability assessments. Realization of our deferred tax assets is principally dependent upon our achievement of projected future taxable income. We evaluate the realizability of the deferred tax assets annually.

Results of Operations

The following table presents our results of operations as percentages:

	Percentage of net revenues Three months ended March 31,		Percentage change
	2003	2004	2004 vs. 2003
Net revenues	100.0%	100.0%	19.1%
Cost of goods sold	28.3	29.9	25.8

Gross profit	71.7	70.1	16.5

Operating expenses:
Research and development	12.9	11.8	8.4
Selling and marketing	38.4	42.8	32.7
General and administrative	11.2	19.5	109.1

Total operating expenses	62.5	74.1	41.3

Income (loss) from operations	9.2%	(4.0%)	(152.4%)

For the quarter ended March 31, 2004, net revenues of $18.8 million were $3.0 million or 19.1% higher than net revenues of $15.8 million for the quarter ended March 31, 2003. Net product sales for the quarter ended March 31, 2004 of $17.8 million were $2.0 million or 12.5% higher than net product sales of $15.8 million for the quarter ended March 31, 2003. The following table presents net revenues by product sales by category and royalty and related income (in thousands):

	Three months ended March 31,		Change
	2003	2004	Amount	%
Spinal implant product sales	$10,359	$11,689	$1,330	12.8%
Orthobiologic product sales	4,486	4,941	455	10.1%
M.I.S. product sales	962	1,155	193	20.1%

Net product sales	15,807	17,785	1,978	12.5%
Royalty and related income	—	1,043	1,043	n/a

Net revenues	$15,807	$18,828	$3,021	19.1%

Sales of spinal implant products increased in the quarter ended March 31, 2004 by $1.3 million, or 12.8%, to $11.7 million, compared to $10.4 million for the quarter ended March 31, 2003. The increase is primarily attributable to growth in sales of SYNERGY™ and GEO STRUCTURE™ as well as sales of our recently released ALTIUS™ products.

Sales of orthobiologic products increased by $455,000, or 10.1%, to $4.9 million for the quarter ended March 31, 2004, compared to $4.5 million for the quarter ended March 31, 2003. The sales growth resulted from increased sales of our INTERGRO™ allograft putty and paste products, partially offset by a decline in sales of our AGF products.

Sales of M.I.S. products increased by $193,000, or 20.1%, to $1.2 million for the quarter ended March 31, 2004, compared to $962,000 for the quarter ended March 31, 2003.

Domestic sales of all product categories increased $555,000, or 4.4%, to $13.3 million for the quarter ended March 31, 2004, compared to $12.7 million for the quarter ended March 31, 2003. International sales for the quarter ended March 31, 2004 increased by 45.9%, or $1.4 million, to $4.5 million from $3.1 million for the quarter ended March 31, 2003. Domestic sales growth has declined in each of the last two quarters, with fluctuating sales performance in the domestic orthobiologics category, and rapidly decreasing sales growth in the domestic spine products category. We believe that most of the decline in domestic spine product sales growth is due to weakened sales in one sales region, and that this trend has little likelihood of reversing in the near future.

During the quarter ended March 31, 2004, we recorded royalty and related income of $1.0 million related to licenses we have granted to certain of our spinal implant patents. This royalty income stream began in the second quarter of 2003.

For the quarter ended March 31, 2004, gross profit was 70.1% of net revenues compared to 71.7% of net revenues for the quarter ended March 31, 2003. However, before accounting for the effect of the royalty and related income, the gross profit as a percentage of net product sales declined from 71.7% in the quarter ended March 31, 2003 to 68.3% in the quarter ended March 31, 2004. The decline reflects the comparatively lower gross margin on sales to international customers which comprised a larger percentage of total sales in the quarter ended March 31, 2004 compared to the same quarter of 2003.

Total operating expenses for the quarter ended March 31, 2004 increased by $4.1 million, or 41.3%, to $14.0 million, compared to $9.9 million during the same quarter of 2003. As a percentage of net revenues, total operating expenses increased from 62.5% of net revenues in the quarter ended March 31, 2003 to 74.1% in the quarter ended March 31, 2004. Research and development expenses increased $171,000, or 8.4% due primarily to efforts related to the development of potential new products. Selling and marketing expenses increased $2.0 million, or 32.7%, primarily due to expenses related to an international symposium we sponsored in January 2004 and our continued investment in additional direct sales personnel for our orthobiologic and M.I.S. products. General and administrative expenses increased $1.9 million or 109.1% primarily related to legal fees associated with our patent litigation and expenses related to the pending acquisition by Biomet.

Total interest and other income decreased to $326,000 for the quarter ended March 31, 2004, compared to $15.3 million during the same period of 2003. Other income in 2003 included a $15 million payment from DePuy Spine, received in January 2003, in settlement of patent litigation.

The effective tax rate for the first quarters of 2003 and 2004 was 40.0%.

Liquidity and Capital Resources

At March 31, 2004, cash, cash equivalents and short-term investments totaled $12.5 million, a decrease of $1.0 million from $13.5 million at December 31, 2003. This takes into account a $2.5 million prepayment of future royalty obligations during the quarter ended March 31, 2004. Also, during that quarter, cash provided from operations was approximately $1.4 million. We have a $10.0 million secured revolving bank line of credit which expires in June 2005. We currently have no outstanding borrowings under our line of credit.

Our future capital requirements will depend on a variety of factors, including whether the proposed acquisition by Biomet is completed. If we remain independent, our plan calls for continued significant investments in initial inventory levels for new products, and continued investment in the development of our business and under certain circumstances, we could be required to pay Biomet an $8 million termination fee. We believe we currently possess sufficient resources, including our revolving bank line of credit, to meet the cash requirements of our operations for at least the next year. In addition, we have used and may continue to use our cash, our common stock, or a combination of both to pay for purchased technologies, product lines, mergers and acquisitions. Some of these activities may require resources in excess of those which we currently possess, and we cannot assure you that we will be able to raise additional capital on satisfactory terms, if at all.

At March 31, 2004, we had no material commitments for capital expenditures.

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

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. Factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements, include, but are not limited to those discussed below and elsewhere in this Quarterly Report on Form 10-Q.

We may not be successful in completing our proposed acquisition by Biomet, which may cause our business to suffer.

On March 7, 2004, we entered into a definitive agreement with Biomet under which we will become a wholly-owned subsidiary of Biomet, and the holders of our outstanding common stock will receive cash in an amount equal to $14.50 per share. Although we executed a definitive merger agreement with Biomet, the closing of the transaction is subject to various conditions, including approval by our stockholders and regulatory approval, and we cannot assure you that the transaction will close in a timely manner or at all. If the proposed acquisition is not completed or is delayed, our business may suffer for a number of reasons including, but not limited to:

•	loss of opportunities foregone while the transaction was pending;

•	diversion of management’s attention from our day-to-day operations while the transaction was pending;

•	additional costs incurred in support of the proposed acquisition, including substantial legal, accounting and financial advisory fees;

•	potential disruption to our customers and suppliers as a result of the efforts and uncertainties relating to the transaction;

•	loss of employees due to uncertainty surrounding the acquisition;

•	we may be required to pay a termination fee of $8 million to Biomet and/or reimburse Biomet for its merger related expenses; and

•	the market price of our common stock may decline as the current market price may reflect an assumption that the merger will be completed and that our stockholders will become entitled to receive $14.50 per share in cash upon closing of the merger.

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

The market for our products is intensely competitive, subject to change and significantly affected by new product introductions and other market activities of industry participants. Our principal global competitors with respect to our spinal implant product line are Medtronic Sofamor Danek, Inc., DePuy Spine, Inc., a Johnson & Johnson company, and Synthes-Stratec, Inc. Our principal global competitors with respect to our orthobiologic products include DePuy Spine, Inc., Medtronic Sofamor Danek, Inc., Osteotech, Inc., Orthovita, IsoTis OrthoBiologics, Regeneration Technologies and Wright Medical Technology. Our principal competitor with respect to our minimally invasive surgery products is Kyphon, Inc. We compete in all of our markets primarily on the basis of product performance, price and ease of use, as well as customer loyalty and service. Many of our competitors have greater resources for product development, sales and marketing and patent litigation than we do. Accordingly, they could substantially increase the resources they devote to the development and marketing of products that are competitive with ours. Many of our potential customers have existing relationships with our competitors that could make it difficult for us to continue to penetrate the markets for our products. Additionally, several of our competitors have broader product lines than we do. Moreover, our competitors may develop and successfully commercialize medical devices that directly or indirectly accomplish what our products are designed to accomplish in a superior and less expensive manner. If our competitors’ products prove to be more successful than ours, our products could be rendered obsolete. We have experienced reduced growth in domestic sales of spine products in the last two fiscal quarters which we believe may reflect a loss of market share for these products in the United States. We believe this trend has little likelihood of reversing in the near future, and there can be no assurance that we will ever be able to reverse this trend. If we fail to compete successfully against our existing or potential competitors, our operating results may be adversely affected.

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

The information contained in this report is as of March 31, 2004, unless expressly stated as of another date. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities and Exchange Commission. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the quarter ended March 31, 2004. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

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

On March 22, 2004, Cross filed a motion for partial summary judgment that Medtronic is infringing Claim 5 of Cross’ U.S. Patent No. 5,474,555. On April 26, 2004, Medtronic filed a cross-motion for partial summary judgment that it is not infringing Claim 5 of Cross’ U.S. Patent No. 5,474,555. The parties’ partial summary judgment motions regarding infringement are set to be heard on May 17, 2004.

On April 19, 2004, Cross filed a motion for partial summary judgment that Claim 5 of Cross’ U.S. Patent No. 5,474,555 is not invalid. On May 3, 2004, Medtronic filed a motion for partial summary judgment that Claim 5 of Cross’ U.S. Patent No. 5,474,555 is invalid, and further requested additional time to oppose Cross’ Motion. The parties’ partial summary judgment motions regarding validity are set to be heard on May 24, 2004.

Interpore is unable at this time to predict the outcome of this litigation.

Cross Medical Products v. Puno and Byrd

On December 4, 2003, Drs. Puno and Byrd filed a motion to intervene in Cross’ litigation with Medtronic claiming ownership of Cross’ U.S. Patent Nos. 5,466,237, 5,474,555, and 5,624,442, as well as other of Cross’ patents not at issue in this litigation, on the basis of a purported termination by them of certain royalty agreements with Cross. On December 10, 2003, Cross filed a demand for arbitration of the claims raised by Drs. Puno and Byrd with the American Arbitration Association under the terms of the royalty agreements seeking a declaration that Drs. Puno and Byrd have no interest in any of Cross’ patents, and no interest in any of the settlement recovery received from the settlement of Cross’ lawsuit with DePuy Spine, Inc. in January 2003. On January 5, 2004, Drs. Puno and Byrd filed a counterclaim in the arbitration claiming entitlement to Cross’ U.S. Patent Nos. 5,466,237, 5,474,555, 5,624,442, 5,496, 321, and 5,360,431, and at least $21,000,000 from Cross’ settlement with DePuy Spine. On January 26, 2004, Cross entered into an agreement with Drs. Puno and Byrd clarifying Cross’ ownership of all of its patents and the right of Drs. Puno and Byrd to receive royalties on certain of Cross’

products. On January 29, 2004, Drs. Puno and Byrd withdrew their motion to intervene in the Medtronic litigation and the parties dismissed the arbitration. Separately, Cross entered into an agreement with Drs. Puno and Byrd to prepay royalties remaining under the existing royalty agreements with respect to certain other Cross products in the amount of $2.5 million, and the parties agreed to terminate those royalty agreements.

Abrams v. Interpore International, Inc., et al

On March 8, 2004, one of Interpore’s alleged stockholders filed a putative class action lawsuit in the Superior Court of the State of California, County of Orange, against Interpore and each member of its board of directors. The lawsuit, Abrams v. Interpore International, Inc., et al., (Case No. 04CC00093), alleges that Interpore and its directors breached the fiduciary duties of care, loyalty, candor, and independence owed to Interpore’s stockholders in connection with the proposed acquisition of Interpore by Biomet. Specifically, the lawsuit alleges that Interpore and its directors failed to take steps to maximize the value of Interpore, took steps to avoid competitive bidding, gave Biomet an unfair advantage, failed to solicit other potential acquirors or alternative transactions and failed to properly value Interpore. The plaintiff seeks to enjoin Interpore from proceeding with the proposed acquisition by Biomet. Additionally, the complaint seeks certification of a class, a declaration that Interpore and its directors have breached their fiduciary duties in entering into the proposed transaction with Biomet, an injunction barring the proposed acquisition and directing Interpore to pursue a transaction in the best interests of its stockholders, a constructive trust upon any benefits improperly received by Interpore or any of its directors as a result of the proposed acquisition, costs, and attorneys’ and experts’ fees. Interpore believes that this lawsuit is without merit and intends to vigorously defend against the allegations in the complaint, however, Interpore is not able at this time to predict the outcome of this litigation.

Spring Partners, LLC v. Mercer, et al.

On April 9, 2004, a putative stockholder class action lawsuit was filed in Superior Court of the State of California, County of Orange, against Interpore, each of its directors, and Biomet. The lawsuit, Spring Partners, LLC v. Mercer, et al. (Case No. 04CC00156), alleges that Interpore and each of its directors breached their fiduciary duties of care, loyalty and disclosure owed to public stockholders of Interpore in connection with the proposed merger, and that Biomet aided and abetted these breaches. Specifically, the lawsuit alleges that the defendants breached their fiduciary duties by deciding to sell Interpore to Biomet without attempting to obtain the best possible value for stockholders, entering into the transaction with Biomet without attempting to negotiate with third parties, including defensive provisions in the transaction agreement that prevent superior bids from being made, and structuring the transaction agreement such that the individual defendants benefited to the exclusion of other public stockholders of Interpore. Moreover, the lawsuit alleges that the proposed price to be paid by Biomet to acquire Interpore is unfair and inadequate, since it does not reflect the intrinsic value of Interpore’s stock or any efforts by the defendants to ascertain Interpore’s value through an open bidding process.

The lawsuit also alleges that the defendants breached their duty of disclosure by failing to disclose the amounts each director and officer will receive as a result of the acquisition, the amounts each officer or director will receive under any employment agreement, details concerning the conversion of stock options under the acquisition, details about the negotiations between Interpore and Biomet, the identity of any financial advisors and/or investment bankers used by Interpore, any prior relationship between Piper Jaffray and Interpore or Biomet, the identity of any Interpore or Biomet officers or directors who have entered into any employment, consulting or other agreement regarding their retention or continued employment by Biomet or the entity that emerges post-acquisition, the amounts purportedly received by certain individual defendants in exchange for entering into any voting agreements, and any details concerning other indications of interest, proposals or offers received by Interpore regarding a strategic transaction or combination. The lawsuit also alleges an indemnification claim against the defendants.

The plaintiff seeks to enjoin Interpore from proceeding with the proposed acquisition by Biomet. Additionally, the complaint seeks certification of a class, a declaration that the defendants have breached their fiduciary duties and/or aided and abetted such breaches in entering into the proposed transaction with Biomet, a declaration that defendants have breached their duty of disclosure, indemnification from the defendants for breach of fiduciary duty, an injunction barring the proposed acquisition and directing the defendants to make corrective disclosures, damages, and attorneys’ and experts’ fees.

The time for the defendants to respond to the complaint has not yet expired and no motions are currently at issue. Interpore and Biomet believe that this lawsuit is meritless and Interpore and Biomet intend to vigorously defend against the allegations in the complaint, however, Interpore is not able at this time to predict the outcome of this litigation.

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

Item 6.	Exhibits and Reports on Form 8-K

a. Exhibits.

31.01	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certifications of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K.

On March 9, 2004, an 8-K was filed describing a definitive agreement and plan of merger, pursuant to which Biomet, Inc. will acquire all of the outstanding shares of Interpore International, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: May 7, 2004	INTERPORE INTERNATIONAL, INC. (Registrant)

	By:	/s/ David C. Mercer

David C. Mercer, Chairman and Chief Executive Officer

	By:	/s/ Richard L. Harrison

Richard L. Harrison Sr. Vice President and Chief Financial Officer